Form 10-Q
period 1999-01-01
E TEK DYNAMICS INC
filed 1999-02-08
CIK 1044007

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

(Mark one)

 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 1999


                                       OR


 [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


  For the transition period from                       to
                                   ------------------       ------------------

                        Commission file number 000-25103

                              E-TEK Dynamics, Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                                   59-2337308
   (State or other jurisdiction of                    (I.R.S. Employer
   Incorporation or organization)                   Identification Number)

                               1865 Lundy Avenue
                           San Jose, California 95131
              (Address of principal executive office and zip code)

                                 (408) 546-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                      YES                   NO       X
                             ------                ------

As of January 29, 1999, 61,431,231 shares of the Registrant's common stock were outstanding.

                              E-TEK Dynamics, Inc.

                                   FORM 10-Q
                                January 1, 1999


                                     INDEX

                                                                                                            Page

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Operations for the Quarter and Six Months Ended January 1,
           1999 and December 31, 1997                                                                       3

           Consolidated Balance Sheets as of January 1, 1999 and June 30, 1998                              4

           Consolidated Statements of Cash Flows for the Six Months Ended January 1, 1999 and
           December 31, 1997                                                                                5

           Notes to Consolidated Financial Statements                                                       6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            8

Part II.   Other Information

Item 1.    Legal Proceedings                                                                                18

Item 2.    Changes in Securities and Use of Proceeds                                                        18

Item 4.    Submission of Matters to a Vote of Security Holders                                              18

Item 6.    Exhibits and Reports on Form 8-K                                                                 19

Signatures                                                                                                  20

PART I Financial Information

Item 1.  Financial Statements

                              E-TEK Dynamics, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)
                                  (Unaudited)

                                                             Quarter Ended                  Six Months Ended
                                                        ------------------------        --------------------------
                                                        Jan. 1,          Dec. 31,        Jan. 1,        Dec. 31,
                                                         1999             1997            1999           1997

Net revenues                                            $ 38,708         $ 25,311       $ 71,650        $ 52,620
Cost of goods sold                                        18,854           11,155         34,843          23,048
                                                        --------         --------       --------        --------
 Gross profit                                             19,854           14,156         36,807          29,572
                                                        --------         --------       --------        --------

Operating expenses:
 Research and development                                  3,255            1,746          6,331           3,401
 Selling, general and administrative                       5,748            5,112         11,143          10,310
                                                        --------         --------       --------        --------
     Total operating expenses                              9,003            6,858         17,474          13,711
                                                        --------         --------       --------        --------

Operating income                                          10,851            7,298         19,333          15,861
Interest income                                              822              428          1,410             781
Interest expense                                            (340)            (188)          (625)           (359)
                                                        --------         --------       --------        --------

Income before income taxes                                11,333            7,538         20,118          16,283
Provision for income taxes                                 4,533            3,014          8,047           6,513
                                                        --------         --------       --------        --------

Net income                                                 6,800            4,524         12,071           9,770
Convertible Preferred Stock accretion                      1,482            2,393          3,882           4,235
                                                        --------         --------       --------        --------

Net income available to Common
 Stockholders                                           $  5,318         $  2,131       $  8,189        $  5,535
                                                        ========         ========       ========        ========

Net Income per share:
 Basic                                                  $   0.15         $   0.10       $   0.29        $   0.22
 Diluted                                                $   0.11         $   0.08       $   0.20        $   0.18
Shares used in net income per share
 Calculations:
 Basic                                                    34,777           21,205         28,350          24,639
 Diluted                                                  60,125           55,007         59,219          53,465


See notes to Consolidated Financial Statements.

                              E-TEK Dynamics, Inc.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               Jan. 1,                June 30,
                                                                                1999                   1998
                                                                          ----------------      ------------------
                                 ASSETS                                      (Unaudited)             (Audited)
Current assets:
  Cash and cash equivalents                                                      $  80,897               $  21,918
  Accounts receivable                                                               21,860                  15,463
  Advance to joint venture                                                               -                   7,000
  Inventories                                                                       13,453                   6,909
  Deferred tax assets                                                                7,873                   7,873
  Other current assets                                                                 811                     343
                                                                                 ---------               ---------
     Total current assets                                                          124,894                  59,506

Property and equipment, net                                                         42,363                  30,872
                                                                                 ---------               ---------
     Total assets                                                                $ 167,257               $  90,378
                                                                                 =========               =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $  10,201               $   8,281
  Accrued liabilities                                                               25,206                  16,187
  Income taxes payable                                                                 562                       -
  Current portion of capital lease obligations                                       1,238                   1,240
  Current portion of long-term debt                                                  3,837                     216
                                                                                 ---------               ---------
     Total current liabilities                                                      41,044                  25,924
Capital lease obligations, net of current portion                                    2,932                   3,557
Long-term debt, net of current portion                                              16,678                  10,251
                                                                                 ---------               ---------
     Total liabilities                                                              60,654                  39,732
                                                                                 ---------               ---------
Commitments and contingencies:
Mandatorily Redeemable Convertible Preferred Stock,
  none authorized, issued or outstanding; no par value,
  30,000 shares authorized,
  issued and outstanding                                                                 -                 125,144
                                                                                 ---------               ---------

Stockholders' equity:
  Preferred stock, $0.01 par value, 25,000 shares
    authorized, none issued and outstanding; none
    authorized, issued or outstanding                                                    -                       -
  Common stock, $0.001 par value, 300,000 shares
    authorized, 61,433 shares issued and outstanding;
    no par value, 65,000 shares authorized, 27,299
    shares issued and outstanding                                                       61                  19,468
  Additional paid-in capital                                                       194,647                       -
  Notes receivable from stockholders                                               (15,582)                (14,215)
  Deferred compensation                                                             (5,714)                 (4,753)
  Distribution in excess of net book value                                         (83,901)                (83,901)
  Retained earnings                                                                 17,092                   8,903
                                                                                 ---------               ---------
     Total stockholders' equity                                                    106,603                 (74,498)
                                                                                 ---------               ---------
     Total liabilities and stockholders' equity                                  $ 167,257               $  90,378
                                                                                 =========               =========

See notes to Consolidated Financial Statements.

                              E-TEK Dynamics, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                            Six Months Ended
                                                                                    Jan. 1,                 Dec. 31,
                                                                                     1999                     1997
                                                                             -----------------        -----------------
Cash flows from operating activities:
Net income                                                                            $ 12,071                 $  9,770
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                          5,303                    3,618
  Stock compensation expense                                                               752                      200
  Imputed interest income                                                                 (482)                    (200)
  Changes in assets and liabilities:
     Accounts receivable                                                                (6,397)                   3,343
     Inventories                                                                        (6,544)                  (1,081)
     Deferred income taxes                                                                   -                   (3,066)
     Other current assets                                                                 (468)                    (337)
     Accounts payable                                                                    1,920                    1,017
     Accrued liabilities                                                                 9,019                    3,839
     Income taxes payable                                                                  562                   (1,215)
                                                                                      --------                 --------
        Net cash provided by operating activities                                       15,736                   15,888
                                                                                      --------                 --------

Cash flows from investing activities:
  Additions to property and equipment                                                  (16,794)                  (6,834)
  Payment from joint venture                                                             7,000                        -
  Maturities and sale of short-term investments                                             -                       165
  Purchase of short-term investments                                                        -                    (4,143)
                                                                                      --------                 --------
        Net cash used in investing activities                                           (9,794)                 (10,812)
                                                                                      --------                 --------
Cash flows from financing activities:
  Repurchase of Common Stock                                                                -                  (120,000)
  Proceeds from issuance of Mandatorily Redeemable
   Convertible Preferred Stock                                                              -                   116,123
  Proceeds from issuance of Common Stock, net                                           43,616                       68
  Principal payments on capital lease obligations                                         (627)                    (375)
  Borrowing on long-term debt                                                           13,330                    3,000
  Payments on long-term debt                                                            (3,282)                     (78)
                                                                                      --------                 --------
        Net cash provided by (used in) financing activities                             53,037                   (1,262)
                                                                                      --------                 --------
Net increase in cash and cash equivalents                                               58,979                    3,814
Cash and cash equivalents at beginning of period                                        21,918                    8,259
                                                                                      --------                 --------
Cash and cash equivalents at end of period                                            $ 80,897                 $ 12,073
                                                                                      ========                 ========

Supplemental disclosure of cash flow information:
  Interest paid                                                                            599                      533
  Income taxes paid                                                                      7,485                   10,740

See notes to Consolidated Financial Statements.

                              E-TEK Dynamics, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

The accompanying unaudited financial data as of January 1, 1999 and December 31, 1997, and for the quarter and six month periods ended January 1, 1999 and December 31, 1997, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 declared effective on December 1, 1998.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of January 1, 1999 and for the three month and six month periods (as applicable) ended January 1, 1999 and December 31, 1997, have been made. The results of operations for the period ended January 1, 1999 are not necessarily indicative of the operating results for the full year.

2. Initial Public Offering

On December 2, 1998, the Company completed its initial public offering and sold 4 million shares of its Common Stock at a price of $12.00 per share. Upon the closing of this offering, all of the Company's Convertible Preferred Stock converted to Common Stock.

3. Inventories

The components of inventories consist of the following (in thousands):


                                                                             Jan. 1,               June 30,
                                                                              1999                   1998
                                                                          ----------             ----------
          Raw materials.............................................        $  7,226                $ 3,473
          Work in process...........................................           4,619                  2,216
          Finished goods............................................           1,608                  1,220
                                                                            --------                -------
                                                                            $ 13,453                $ 6,909
                                                                            ========                =======

4.  Earnings per share


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                        Quarter Ended               Six Months Ended
                                                   ------------------------      -------------------------
                                                     Jan. 1,        Dec. 31,       Jan. 1,         Dec.31,
                                                   ---------       --------       ---------       --------
                                                      1999           1997           1999            1997
                                                      ----           ----           ----            ----
Numerator:
  Net income ....................................  $  6,800       $  4,524       $ 12,071        $  9,770
  Convertible Preferred Stock accretion .........     1,482          2,393          3,882           4,235
                                                   --------       --------       --------        --------
  Net income available to Common
    Stockholders (Basic).........................     5,318          2,131          8,189           5,535
  Convertible Preferred Stock accretion .........     1,482          2,393          3,882           4,235
                                                   --------       --------       --------        --------
  Net income available to Common
    Stockholders and assumed
    Conversions (Diluted)........................  $  6,800       $  4,524       $ 12,071        $  9,770
                                                   ========       ========       ========        ========
Denominator:
  Denominator for basic earnings per
    share-weighted average common shares.........  $ 34,777         21,205         28,350          24,639
  Effect of dilutive securities
    Common Stock options.........................     1,592            106          1,361              43
  Unvested Common Stock subject
    to repurchase................................     4,782          3,696          4,975           2,383
  Convertible Preferred Stock....................    18,974         30,000         24,533          26,400
                                                   --------       --------       --------        --------
  Denominator for dilutive earnings per
    share-adjusted weighted average common
    shares and assumed conversions...............    60,125         55,007         59,219          53,465

Basic earnings per share ........................  $   0.15       $   0.10       $   0.29         $  0.22
                                                   --------       --------       --------         -------
Diluted earnings per share ......................  $   0.11       $   0.08       $   0.20         $  0.18
                                                   --------       --------       --------         -------

5. Recent Financial Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income within a financial statement. This statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company has adopted SFAS 130 for fiscal 1999. The adoption of SFAS 130 did not have a material effect on the Company's presentation of its consolidated financial statements. The Company will adopt SFAS 131 for the year ending June 30, 1999 and is currently studying its provisions.

In June 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a material impact on the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the Risk Factors section in this report and to the risk factors set out in the Company's Registration Statement on Form S-1 which describes factors that could cause actual events to differ from those contained in the forward looking statements.

Overview

The Company generates revenues primarily from the sale of passive optical components and modules. Revenue from product sales is generally recognized at the time the product is shipped, with provisions established for estimated product returns and allowances. A relatively small number of telecommunications equipment manufacturers have accounted for a significant portion of the Company's revenue to date. This has historically resulted in an uneven order flow driven by fluctuating demand for the Company's products.

The fiber optic components industry is characterized by declining average selling prices (ASPs) resulting from such factors as increased competition and increasing unit volumes as telecommunication service providers continue to deploy and expand fiber optic networks. Cost and component size reductions driven by advances in component technology and manufacturing efficiencies, as well as the increasing integration of components, are expected to accelerate the rate of growth in existing optical components markets and enable new markets such as metropolitan area networks. As a result, telecommunications equipment manufacturers are increasingly demanding high volume manufacture of low cost, high performance, integrated components.

The Company is engaged in continuing efforts to expand its manufacturing capabilities to address anticipated unit volume growth. Beginning in December 1997, the Company increased the size of its San Jose facility from approximately 90,000 square feet to approximately 160,000 square feet and purchased approximately $17.6 million of capital equipment. The Company increased its number of employees from 503 in the second quarter fiscal year 1998 to 906 at the end of the second quarter fiscal year 1999. In addition during 1998, the Company entered into a joint venture with a Taiwanese company (the "FibX Joint Venture") to build and operate a fiber optic component manufacturing facility in Taiwan. The FibX Joint Venture began manufacturing certain products at the FibX facility in January 1999.

The company's fiscal quarter ends on the Friday that is closest to the end of the calendar quarter (January 1 for the second quarter in fiscal year 1999). The fiscal quarter ended January 1, 1999 included 91 days compared to 92 days in the fiscal quarter ended December 31, 1997. The Company's fiscal year end is always June 30.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net revenues represented by certain items reflected in the Company's Consolidated Statement of Operations:

                                                         Quarter ended                   Six Months ended
                                                  --------------------------     --------------------------------
                                                   Jan. 1,          Dec. 31,           Jan. 1,          Dec. 31,
                                                  --------         ---------          ---------        ----------
                                                    1999              1997              1999              1997
                                                    ----              ----              ----              ----
Net revenues................................        100.0%            100.0%            100.0%            100.0%
Cost of goods sold..........................         48.7              44.1              48.6              43.8
                                                  -------           -------          --------           -------
  Gross profit..............................         51.3              55.9              51.4              56.2
                                                  -------           -------          --------           -------
Operating expenses:
  Research and development..................          8.4               6.9               8.8               6.5
  Selling, general and administrative.......         14.9              20.2              15.6              19.6
                                                  -------           -------          --------           -------
     Total operating expenses...............         23.3              27.1              24.4              26.1
                                                  -------           -------          --------           -------
Operating income............................         28.0              28.8              27.0              30.1
Interest income.............................          2.1               1.7               2.0               1.5
Interest expense............................         (0.8)             (0.7)             (0.9)             (0.7)
                                                  -------           -------          --------           -------
Income before income taxes..................         29.3              29.8              28.1              30.9
Provision for income taxes..................         11.7              11.9              11.2              12.3
                                                  -------           -------          --------           -------
Net income..................................         17.6%             17.9%             16.9%             18.6%
                                                  -------           -------          --------           -------


Quarters Ended January 1, 1999 and December 31, 1997

Net Revenues

Net revenues increased 52.9% to $38.7 million in the second quarter of fiscal 1999 from $25.3 million in the second quarter of fiscal 1998. The revenue increases were primarily due to increased shipments of the Company's Wavelength Division Multiplexer components and modules ("WDMs"), Couplers, Isolators, and Micro-Optic Integrated Components ("MOICs"). Unit volume increases were partially offset by a decline in ASPs. A relatively small number of customers have accounted for a significant portion of the Company's total revenue to date, and the Company expects that this trend will continue for the foreseeable future.

Gross Profit

Gross profit increased 40.3% to $19.9 million for the second quarter of fiscal 1999 from $14.2 million in the second quarter of fiscal 1998. Cost of goods sold consists of raw material costs, direct labor costs, warranty costs, royalties and overhead related to the Company's manufacturing operations. Gross profit margins declined from 55.9% to 51.3% during these periods primarily due to declining ASPs and the Company's expansion of its manufacturing capacity to address unit volume growth. The Company's gross margins in the future may be affected by a number of factors, including market pricing, fixed costs of adding manufacturing capacity, manufacturing volumes, efficiencies and yields, fluctuations in the availability and price of raw materials, product mix and labor costs.

Research and Development Expenses

Research and development expenses consist of compensation costs for personnel, depreciation of equipment, and prototype materials. Research and development expenses were $3.3 million for the second quarter of fiscal 1999 representing 8.4% of net revenues. This represents an 86.4% increase over second quarter of fiscal 1998 research and development expenses of $1.8 million or 6.8% of revenues. The increase was primarily due to the increase in research and development personnel and related expenses. The Company expects that research and development expenses will continue to increase in fiscal 1999 in absolute dollars.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation costs for personnel, sales commissions, travel expenses, marketing programs, professional services, accounting, human resources, executive management and consulting. Selling, general and administrative expenses were $5.8 million for the second quarter of fiscal 1999, representing 14.9% of net revenues. This represents a 12.4% increase over selling, general and administrative expenses for the second quarter of fiscal 1998 of $5.1 million or 20.2% of net revenues. The increase in absolute dollars of expenditures over this period reflected the hiring of additional selling, marketing and administrative personnel and increased commissions paid on higher revenues. The Company anticipates that its selling, general and administrative expenses will increase in absolute dollars during fiscal 1999.

Interest Income and Interest Expense

The Company's interest income was approximately $0.8 million for the second quarter of fiscal 1999. The Company earns interest income on its cash investments and also recognized imputed interest income of $0.2 million relating to notes receivable from stockholders. Interest expense, incurred on borrowings secured by the Company's property and equipment, and on capital leases, was $0.3 million for the second quarter of fiscal 1999.

Provision for Income Taxes

The Company's combined federal and state income tax provision was 40% for the second quarter of fiscal 1999, consistent with a tax provision of 40% in the second quarter of fiscal 1998.

Six Months Ended January 1, 1999 and December 31, 1997

Net Revenues

Net revenues increased 36.2% from $52.6 million for the six months ended December 31, 1997 to $71.7 million for the six months ended January 1, 1999. The increase in net revenues reflected higher shipments of the Company's WDMs, Couplers, Isolators and MOICs. While ASPs declined, unit volumes increased.

Gross Profit

Gross profit increased 24.5% to $36.8 million for the six months ended January 1, 1999 from $29.6 million for the six months ended December 31, 1997. Gross profit margins declined from 56.2% to 51.4% during these periods, primarily due to declining ASPs and the additional depreciation on capital expenditures and other costs associated with the Company's expansion of its manufacturing capacity.

Research and Development Expenses

Research and development expenses increased 86.2% from $3.4 million for the six months ended December 31, 1997, which represented 6.5% of revenues, to $6.3 million for the six months ended January 1, 1999, which represented 8.8% of revenues. The increase was primarily due to the hiring of additional personnel and the purchase of prototype materials and depreciation on equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8.1% from $10.3 million for the six months ended December 31, 1997 which represented 19.6% of revenues to $11.1 million for the six months ended January 1, 1999, which represented 15.6% of revenue. The increase was primarily due to the hiring of additional selling, general and administrative personnel to support the Company's growth and due to increases in other expenses.

Interest Income and Interest Expense

Interest income increased from $0.8 million in the six months ended December 31, 1997 to $1.4 million in the six months ended January 1, 1999, primarily due to recognizing the imputed interest income of $0.5 million related to notes receivable from stockholders. Interest expense increased from $0.4 million in the six months ended December 31, 1997 to $0.6 million in the six months ended January 1, 1999, reflecting a higher level of borrowings.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows from operations and borrowings. The Company's operating activities provided cash of $15.7 million for the six months ended January 1, 1999 as compared to $15.9 million for the six months ended December 31, 1997. At January 1, 1999 the Company had cash and cash equivalents of $80.9 million and working capital of $83.9 million.

Net cash used in investing activities was $9.8 million for the six months ended January 1, 1999 as compared to $10.8 million for the six months ended December 31, 1997, and consisted primarily of capital expenditures.

Net cash provided by financing activities was $53.0 million for the six months ending January 1, 1999 as compared to $1.3 million used in financing activities for the six months ended December 31, 1997. Net cash provided by financing activities resulted primarily from net proceeds of approximately $43.5 million from the Company's initial public offering in the six months ended January 1, 1999. In addition, the Company borrowed $13.3 million during this period.

The Company has a $15 million revolving credit agreement. This line of credit expires on March 31, 1999, is secured by the Company's accounts receivable, inventories and equipment and is subject to customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios and prohibiting the payment of cash dividends. The borrowings thereunder bear interest at a rate of LIBOR plus 1.5%. At January 1, 1999, the Company had no borrowings outstanding under the revolving credit agreement.

Qualitative and Quantitative Disclosure About Market Risk

The following discusses the Company's exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties set out below and in the section of this report entitled "Risk Factors."

Interest Rate Sensitivity

Cash and Cash-Equivalents Owned By the Company. As of January 1, 1999, the Company had cash and cash equivalents of $80.9 million invested in highly liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and the Company may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at January 1, 1999 would not have a material impact on the Company's cash or cash equivalents.

Outstanding Debt and Capital Lease Obligations of the Company. As of January 1, 1999 the Company had outstanding long-term debt and capital lease obligations of approximately $24.7 million at fixed interest rates ranging from 6.4% to 9.8%. Because the interest rates on these instruments are fixed, a hypothetical decrease in market interest rates of 10 percent from levels at January 1, 1999 would not have a material impact on the Company's outstanding debt and capital lease obligations.

Foreign Currency Exchange Rate Risk

The Company generates a significant portion of its revenues from sales to companies located outside the United States, principally in Europe. Currently, all of the Company's international sales are U.S. dollar denominated. As a result, the Company's operating results could fluctuate significantly based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. The Company does not hedge against foreign currency exchange rate changes.

Year 2000 Compliance

The Company relies on its systems, applications and control devices in operating and monitoring all major aspects of its business. The Company recently installed new Enterprise Resource Planning software at a cost of approximately $1.0 million which the Company believes is Year 2000 compliant. With respect to its own systems, the Company relies on the representations of its primary software vendors that their products are Year 2000 compliant. Based in part on these representations, the Company believes its other systems, software and devices are also Year 2000 compliant. The Company has reviewed the effect of Year 2000 issues on its other systems, including both its information technology and non-information technology systems, software and devices, and believes that it is year 2000 compliant. However, the noncompliance of the Company's systems, software and devices could severely disrupt the Company's operations and have a material adverse affect on its business, financial condition and results of operations.

The Company also relies, directly and indirectly, on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and governmental entities, both domestic and international. None of these systems are under the control of the Company. Consequently, the Company could be affected through disruptions in the operations of the enterprises with which the Company interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to make their current systems Year 2000 compliant. Certain of the Company's customers, including each of the Company's three largest customers, have requested information from the Company concerning its exposure to Year 2000 problems, the steps it has taken to resolve any Year 2000 problems and what level of management attention is being focused on the issue. Similarly, the Company has sent inquiries to certain of its suppliers requesting substantially the same information from them. The Company has received representations from certain of its suppliers, including each of its sole source suppliers, as to the Year 2000 compliance of their systems and products. The Company has not assessed the Year 2000 compliance of its customers. If the Company's customers encounter Year 2000 problems that prevent their products from functioning properly, these customers may be forced to devote significant resources to fixing these problems and may reduce or suspend the manufacture of new telecommunications equipment during such time. As a result, the Company's sales of fiber optic components to these customers could be materially and adversely affected. In addition, if the Company's suppliers, particularly its sole-source suppliers, are unable to manufacture or deliver supplies to the Company as a result of Year 2000 problems, the Company's ability to manufacture and sell its products would be materially and adversely affected. The Company does not currently have in place any contingency plans for its operations if Year 2000 issues are not resolved in time or go undetected. The incomplete or untimely resolution of any of these issues could have a material adverse effect on the Company's business, financial condition and results of operations.

The foregoing is a Year 2000 Readiness Disclosure as defined by the Year 2000 Information and Readiness Disclosure Act of 1998.

Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report.

Dependence on A Limited Number of Major Customers

The telecommunications equipment industry is dominated by a small number of large companies and is currently consolidating, thereby further reducing the number of potential customers in the industry. The loss of one or more of the Company's largest customers, any reduction or delay in sales to these customers, the inability of the Company to successfully develop relationships with additional customers, or any further price concessions could have a material adverse effect on the Company's business, financial condition and results of operations.

Fluctuations In Quarterly and Annual Results; Seasonality

The Company's net revenues and operating results have in the past varied and may in the future vary significantly from quarter to quarter and from year to year as a result of the size and timing of customer orders, the ability to obtain sufficient supplies of sole or limited source materials for the Company's products, the ability to manufacture products on a timely basis, pricing pressure, customer requirements, and changes in the product mix, among other factors. Refusal of customers to accept shipped products, returns of products or difficulties in collecting accounts receivable could result in significant charges against income, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Limited Number of Product Lines

A small number of products have historically accounted for a majority of the Company's net revenues. There can be no assurance that the Company will be successful in developing any other products or taking other steps to mitigate the risks associated with reduced demand for its existing products. Reduced demand for the Company's existing products would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Telecommunications Industry

The Company's future success is dependent on the continued growth and success of the telecommunications industry, which is evolving rapidly as telecommunication markets around the world deregulate and open to global competition. There can be no assurance, however, that globalization, deregulation and other trends causing an increase in the need for bandwidth that are currently driving growth in the telecommunications industry will continue in a manner that is favorable to the Company.

Risks Of Long And Unpredictable Sales Cycles; Limited Long - Term Contracts; Short Lead Times

The period of time between the Company's initial contact with a customer and the receipt of an actual purchase order may span a year or more. In addition, customers perform, and require the Company to perform, extensive product evaluation and testing of new components before purchasing them. Curtailment or termination of customer purchasing programs, decreases in purchased volumes or reductions in the purchasing of certain components, particularly if unanticipated by the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

Decline In Average Selling Prices

The fiber optic component industry is very competitive and is characterized by declining ASPs resulting from factors such as increased competition and greater unit volumes as telecommunication service providers continue to deploy fiber optic networks. If the Company is unable to continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher ASPs, as well as reduce its manufacturing costs, there is a risk that the Company's net revenues and gross margins could decline, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition; Customers as Competitors

The market for fiber optic components is intensely competitive. Many of the Company's current and potential competitors and customers have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. In addition, consolidation in the fiber optic component industry could intensify the competitive pressures faced by the Company. For example, two of the Company's competitors, JDS Fitel, Inc. and Uniphase Corp., have recently announced their plan to merge. Many of the Company's competitors manufacture their products in countries offering significantly lower labor costs than in the United States. In addition, some of the Company's customers have fiber optic component manufacturing capabilities, which may represent further competition if those customers choose to manufacture products internally that they formerly purchased from the Company. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors.

Manufacturing and Corporate Expansion Risks

The Company currently manufactures the majority of its products at its facilities in San Jose, California. The Company is in the process of increasing its manufacturing capacity at these facilities and additional facilities as well as adding overseas manufacturing capacity through the FibX Joint Venture. The development of overseas manufacturing capabilities and the expansion of corporate facilities entail significant risks, including unanticipated cost increases, unavailability or late delivery of equipment, unforeseen environmental or engineering problems, personnel recruitment delays, political instability, weather interference, any of which could have a material adverse effect on the start up or operation of new facilities. The Company's manufacturing and corporate expansion and related capital expenditures are being made in anticipation of a level of customer orders that may not be sustained over multiple quarters, if at all. If anticipated levels of customer orders are not received, the Company will not be able reduce its expenses quickly enough to prevent a decline in the Company's gross margins and operating income. Such decline could have a material adverse effect on the Company's business, financial condition and results of operations. Conversely, in the event the Company's plans to expand its manufacturing capacity are not implemented on a timely basis, the Company could face production capacity constraints, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Suppliers

The Company is dependent on a limited number of suppliers of materials for its products as well as equipment used to manufacture its products. Some of the Company's suppliers are sole sources. The reliance on a sole or limited number of suppliers could result in reduced control over pricing, quality and or delivery problems. Any future difficulty in obtaining sufficient and timely delivery of materials could result in delays or reductions in product shipments, cancellation of orders and loss of future business, which could have a material adverse affect on the Company's business, financial condition and results of operations.

Dependence on Third Party Sales Representatives, Distributors and Key Employees

The Company sells substantially all of its products through a network of sales representatives and distributors, the majority of whom have exclusive rights to sell the Company's products in certain territories. There is a risk that the Company's sales representatives and distributors may discontinue sales of the Company's products in order to switch to representing one or more of the Company's competitors. The loss of, or reduction in sales made by, any of the Company's key sales representatives or distributors could have a material adverse effect on the Company's business, financial condition or results of operations. The success of the Company is dependent, in large part, on the long-term effectiveness of its executive officers and their continued service to the Company. The Company's success will also depend in large part upon its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel, particularly those skilled and experienced with fiber optics. The loss of the services of such key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Technological Change and New Products

The Company expects that new technologies will emerge as competition in the telecommunications equipment industry increases and the need for higher and more cost efficient bandwidth expands. The introduction of new products incorporating new technologies or the emergence of new industry standards could render the Company's existing products uncompetitive, obsolete or unmarketable. Products as complex as those offered by the Company may contain defects when first introduced or as new versions are released and new products often take longer to develop than originally anticipated. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis, that Company's new products will gain market acceptance or that the Company will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards.

Risks Associated with International Operations; Currency Risks

The Company generates a significant portion of its net revenues from sales to companies located outside the United States, principally in Europe. As a result, a significant portion of the Company's sales and operations may continue to be subject to certain risks, including government controls, export licensing requirements and restrictions, tariffs and other trade barriers, slower cash collections, exchange controls and potential adverse tax consequences. Currently, all of the Company's international sales are U.S. dollar denominated. As a result, the Company's operating results could fluctuate significantly based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.

Risks Associated With Patents and Intellectual Property Rights

The Company's success will depend, in part, on its ability to protect its intellectual property. The Company relies primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect its proprietary technologies and processes. There can be no assurance that such measures will provide meaningful protection for the Company's proprietary technologies and processes. Despite reasonable precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, develop similar technology independently or design around the Company's patents. There can be no assurance that the steps taken by the Company to prevent misappropriation or infringement of the intellectual property of the Company or its customers will be successful. The telecommunications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights, and the Company has also entered into certain indemnification obligations in favor of its customers and strategic partners that could be triggered upon an allegation or finding of the Company's infringement of other parties' proprietary rights. The Company has in the past received notifications alleging that it is infringing the intellectual property rights of third parties. Irrespective of the validity or successful assertion of such claims, the Company would likely incur significant costs and diversion of its resources with respect to the defense of such claims, which could also have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated With Potential Acquisitions and Strategic Investments

The Company expects to review acquisition and strategic investment prospects that would complement its existing product offerings, augment its market coverage, secure supplies of critical materials or enhance its technological capabilities. Future acquisitions or investments by the Company, including an increase in ownership interests in joint ventures, could result in potentially dilutive issuances of equity securities, large one-time write-offs, the incurrence of debt and contingent liabilities and amortization expenses related
to goodwill and other intangible assets.   Furthermore, acquisitions entail
numerous risks, including difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies, diversion of management's attention from other business concerns, the diversion of resources from the Company's existing businesses, products or technologies, risks of entering geographic and business markets in which the Company has no or limited prior experience and the potential loss of key employees of acquired organizations. A failure by the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, could also have a material adverse affect on the Company's business, financial condition and results of operations.

Environmental and Disaster Risks

The Company owns its headquarter facilities and leases facilities in San Jose. The Company handles small amounts of hazardous materials as part of its manufacturing activities. Although the Company believes that it has complied with all applicable environmental regulations in connection with its operations, there can be no assurance that the Company will not be required to undertake environmental remediation in order to comply with current or future environmental laws. The cost of any remedial actions or the paying of penalties or damages for environmental matters, regardless of fault, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's facilities are susceptible to damage from earthquakes as well as from fire, floods, power loss, telecommunications failures and similar events. The occurrence of any of these events could significantly disrupt the Company's operations, and could have a material adverse effect on the Company's business, financial condition and results of operations.

Part II Other Information

Item 1. Legal Proceedings

The Company is involved in disputes and litigation in the normal course of its business. The Company does not believe that the outcome of any of these disputes or litigation will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2. Changes In Securities and Use of Proceeds

The Company registered the initial public offering of its common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (File No. 333-61763) which was declared effective on December 1, 1998. The offering commenced in August 1998 and closed on December 7, 1998. The managing underwriters of the offering were Goldman Sachs & Co., Morgan Stanley Dean Witter, Dain Rauscher Wessels and NationsBanc Montgomery Securities LLC. The Company registered an aggregate offering of $89.7 million worth of common stock on the Form S-1. A total of 5,750,000 shares of common stock were sold in the offering at a price of $12.00 per share, resulting in gross proceeds of $69.0 million. Of these shares, 4,000,000 were sold by the Company and 1,750,000 were sold by certain selling stockholders. The gross proceeds to the Company and selling stockholders were $48.0 million and $21.0 million, respectively. The Company's portion of the underwriting discount was $3,360,000 and its other expenses related to the offering totaled approximately $1.1 million. Thus, the Company's net proceeds from the offering were $43,540,000. From the time of receipt through January 1, 1999, the Company has applied its net proceeds from the offering toward working capital.

During the quarter ended January 1, 1999, the Company issued 6,915 shares of its common stock pursuant to the exercise of stock options at exercise prices ranging from $2.30 to $3.25. All of these stock options were granted prior to the Company's initial public offering under one of the Company's various employee stock option plans. The Company's issuance of shares of its common stock upon the exercise of these options was exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

In November 1998, the Company submitted several matters to its security holders for action by written consent. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against and the number of abstentions. There were no broker non-votes with respect to any matter.

            To approve the Company's reincorporation into Delaware.


Common Stock:     FOR:           20,843,712   AGAINST:        0   ABSTAIN:       20,584,937

Preferred Stock:  FOR:           15,862,500   AGAINST:        0   ABSTAIN:          137,500

                  To approve and adopt a new 1998 Stock Plan.


Common Stock:     FOR:           20,843,712   AGAINST:        0   ABSTAIN:       20,584,937
Preferred Stock:  FOR:           15,862,500   AGAINST:        0   ABSTAIN:          137,500

               To approve and adopt a new 1998 Stock Option Plan.


Common Stock:     FOR:           20,843,712   AGAINST:        0   ABSTAIN:       20,584,937
Preferred Stock:  FOR:           15,862,500   AGAINST:        0   ABSTAIN:          137,500

         To approve and adopt a new 1998 Employee Stock Purchase Plan.


Common Stock:     FOR:           20,843,712   AGAINST:        0   ABSTAIN:       20,584,937
Preferred Stock:  FOR:           15,862,500   AGAINST:        0   ABSTAIN:          137,500

To approve an amendment to the Company's 1997 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder.


Common Stock:     FOR:           20,843,712   AGAINST:        0   ABSTAIN:       20,584,937
Preferred Stock:  FOR:           15,862,500   AGAINST:        0   ABSTAIN:          137,500

    To approve an amendment and restatement of the Company's Certificate of Incorporation in connection with the Company's initial public offering.


Common Stock:     FOR:           20,843,712   AGAINST:        0   ABSTAIN:       20,584,937
Preferred Stock:  FOR:           15,862,500   AGAINST:        0   ABSTAIN:          137,500

 To approve certain indemnification agreements to be entered into between the
                    Company and its officers and directors.


Common Stock:     FOR:           20,843,712   AGAINST:        0   ABSTAIN:       20,584,937
Preferred Stock:  FOR:           15,862,500   AGAINST:        0   ABSTAIN:          137,500


Item 6. Exhibits and Reports on Form 8-K


          (a) Exhibits

                The following exhibit is filed herewith.

                27.1 Financial data schedule

          (b) Reports on Form 8-K - None

Signatures


In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: February 8, 1999         By   /s/ Sanjay Subhedar
                                   ---------------------
                               Sanjay Subhedar
                               Senior Vice President Operations
                               Chief Financial Officer and Secretary
                               (Principal Financial and Accounting Officer)