Form 10-Q
period 1999-04-02
E TEK DYNAMICS INC
filed 1999-05-10
CIK 1044007

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark one)

 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 1999


                                       OR


 [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

 For the transition period from                to
                                --------------    -------------

                        Commission file number 000-25103

                              E-TEK Dynamics, Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                           59-2337308
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

                       YES    X           NO
                           ------             ------

As of April 2, 1999, 61,424,128 shares of the Registrant's common stock were outstanding.

                              E-TEK Dynamics, Inc.

                                    FORM 10-Q
                                  April 2, 1999


                                      INDEX

                                                                            Page


Part I.     Financial Information

Item 1.     Financial Statements

            Consolidated Statements of Operations for the Quarter and
            Nine Months Ended April 2, 1999 and March 31, 1998             3

            Consolidated Balance Sheets as of April 2, 1999 and June
            30, 1998                                                       4

            Consolidated Statements of Cash Flows for the Nine Months
            Ended April 2, 1999 and March 31, 1998                         5

            Notes to Consolidated Financial Statements                     6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8

Part II.    Other Information

Item 1.     Legal Proceedings                                              18

Item 6.     Exhibits and Reports on Form 8-K                               18

Signatures                                                                 19

PART I Financial Information

Item 1.  Financial Statements

                              E-TEK Dynamics, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)
                                   (Unaudited)


                                                 Quarter Ended       Nine Months Ended
                                               -------------------  ---------------------
                                               Apr. 2,   Mar. 31,   Apr. 2,    Mar. 31,
                                                 1999      1998       1999       1998
Net revenues                                 $  49,472  $ 23,729   $121,122    $ 76,349
Cost of goods sold                              24,495    11,182     59,338      34,230
                                               --------- ---------  ---------  ----------
  Gross profit                                  24,977    12,547     61,784      42,119
                                               --------- ---------  ---------  ----------

Operating expenses:
  Research and development                       4,233     1,921     10,564       5,322
  Selling, general and administrative            7,065     5,168     18,208      15,478
                                               --------- ---------  ---------  ----------
      Total operating expenses                  11,298     7,089     28,772      20,800
                                               --------- ---------  ---------  ----------

Operating income                                13,679     5,458     33,012      21,319
Interest income                                  1,185       514      2,595       1,295
Interest expense                                  (417)     (112)    (1,042)       (471)
                                               --------- ---------  ---------  ----------

Income before income taxes                      14,447     5,860     34,565      22,143
Provision for income taxes                       5,779     2,439     13,826       8,952
                                               --------- ---------  ---------  ----------

Net income                                       8,668     3,421     20,739      13,191
Convertible Preferred Stock accretion              -       2,393      3,882       6,628
                                               --------- ---------  ---------  ----------

Net income available to Common
  Stockholders                               $   8,668   $ 1,028   $ 16,857    $  6,563
                                               ========= ========= =========   ==========

Net Income per share:
  Basic                                      $    0.15    $ 0.05   $   0.44    $   0.28
  Diluted                                    $    0.14    $ 0.06   $   0.34    $   0.24
Shares used in net income per share Calculations:
  Basic                                         57,720    21,258     38,244      23,512
  Diluted                                       63,719    57,222     60,910      54,717


                      See Notes to Consolidated Financial Statements.

                              E-TEK Dynamics, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           April 2,       June 30,
                                                             1999           1998
                                                          ------------  -------------
                         ASSETS                           (Unaudited)    (Audited)
Current assets:
   Cash and cash equivalents                             $    83,743   $     21,918
   Accounts receivable                                        26,102         15,463
   Advance to joint venture                                     -             7,000
   Inventories                                                17,508          6,909
   Deferred tax assets                                         7,873          7,873
   Other current assets                                        1,656            343
                                                          ------------  -------------
       Total current assets                                  136,882         59,506

 Property and equipment, net                                  52,863         30,872
 Long-term investments                                        10,665            -
                                                          ------------  -------------
       Total assets                                      $   200,410   $     90,378
                                                          ============  =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                      $    15,043   $      8,281
   Accrued liabilities                                        26,447         16,187
   Income taxes payable                                        2,748          -
   Current portion of capital lease obligations                1,234          1,240
   Current portion of long-term debt                           5,830            216
                                                          ------------  -------------
       Total current liabilities                              51,302         25,924
 Capital lease obligations, net of current portion             2,609          3,557
 Long-term debt, net of current portion                       20,796         10,251
 Deferred Income Taxes                                         3,481
                                                          ------------  -------------
       Total liabilities                                      78,188         39,732
                                                          ------------  -------------

 Commitments and contingencies:
 Mandatorily Redeemable Convertible Preferred Stock,
   none authorized,  issued or outstanding; no par
   value, 30,000 shares authorized,
   issued and outstanding                                       -           125,144
                                                          ------------  -------------

 Stockholders' equity:
   Preferred stock, $0.01 par value, 25,000 shares
     authorized, none issued and outstanding; none
     authorized, issued or outstanding                          -             -
   Common stock, $0.001 par value, 300,000 shares
     authorized, 61,424 shares issued and outstanding;
     no par value, 65,000 shares authorized, 27,299
     shares issued and outstanding                                61         19,468
   Additional paid-in capital                                199,693          -
   Notes receivable from stockholders                        (14,377)       (14,215)
   Deferred compensation                                      (5,014)        (4,753)
   Distribution in excess of net book value                  (83,901)       (83,901)
   Retained earnings                                          25,760          8,903
                                                          ------------  -------------
       Total stockholders' equity                            122,222        (74,498)
                                                          ------------  -------------
       Total liabilities and stockholders' equity        $   200,410   $     90,378
                                                          ============  =============

                     See Notes to Consolidated Financial Statements.

                              E-TEK Dynamics, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                  Nine Months Ended
                                                               Apr. 2,         Mar. 31,
                                                                 1999            1998
                                                             -----------------------------

  Cash flows from operating activities:
  Net income                                                $    20,739     $   13,191
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 8,382          4,777
    Stock compensation expense                                    1,126            637
    Imputed interest income                                        (721)          (400)
    Changes in assets and liabilities:
       Accounts receivable                                      (10,639)         3,731
       Inventories                                              (10,599)          (836)
       Deferred income taxes                                        -           (3,066)
       Other current assets                                      (1,313)          (175)
       Accounts payable                                           6,762           (429)
       Accrued liabilities                                       10,260          5,123
       Income taxes payable                                       2,748           (506)
                                                             -------------   -------------
         Net cash provided by operating activities               26,745         22,047
                                                             -------------   -------------

  Cash flows from investing activities:
    Additions to property and equipment                         (30,373)       (10,891)
    Payment from joint venture                                    7,000            -
    Long-term investments                                        (1,964)           -
    Maturities and sale of short-term investments                   -           10,143
    Purchase of short-term investments                              -           (4,143)
                                                             -------------   -------------
         Net cash used in investing activities                  (25,337)        (4,891)
                                                             -------------   -------------

  Cash flows from financing activities:
    Repurchase of Common Stock                                      -         (120,000)
    Proceeds from issuance of Mandatorily Redeemable
     Convertible Preferred Stock, net                               -          116,123
    Proceeds from issuance of Common Stock, net                  43,518            107
    Principal payments on capital lease obligations                (953)          (524)
    Principal repayments on notes receivable from
    stockholders                                                  1,694            -
    Borrowings on long-term debt                                 20,175          3,000
    Payments on long-term debt                                   (4,017)          (129)
                                                             -------------   -------------
         Net cash provided by(used in) financing activities      60,417         (1,423)
                                                             -------------   -------------

  Net increase in cash and cash equivalents                      61,825         15,733
  Cash and cash equivalents at beginning of period               21,918          8,259
                                                             -------------   -------------
  Cash and cash equivalents at end of period                $    83,743      $  23,992
                                                             =============   =============

  Supplemental disclosure of cash flow information:
  Interest paid                                             $     1,020      $     784
  Income taxes paid                                         $    11,078      $  12,470

                      See Notes to Consolidated Financial Statements.

                              E-TEK Dynamics, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Basis of Presentation

The accompanying unaudited financial data as of April 2, 1999 and March 31, 1998, and for the quarter and nine month periods ended April 2, 1999 and March 31, 1998, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Registration Statement on Form S-1 declared effective on December 1, 1998.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of April 2, 1999 and for the quarter and nine months (as applicable) ended April 2, 1999 and March 31, 1998, have been made. The results of operations for the period ended April 2, 1999 are not necessarily indicative of the operating results for the full year.

2. Inventories

The components of inventories consist of the following (in thousands):


                                                         April 2,        June 30,
                                                           1999            1998
                                                        ------------   -------------
      Raw materials.....................................  $ 10,884          $3,473
      Work in process...................................     5,402           2,216
      Finished goods....................................     1,222           1,220
                                                        ------------   -------------
                                                          $ 17,508          $6,909
                                                        ============   =============

3.  Earnings per share


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                             Quarter Ended     Nine Months Ended
                                             -------------    ---------------------

                                            Apr. 2,   Mar. 31,  Apr. 2,  Mar. 31,
                                            -------  --------- --------- ----------
                                              1999       1998     1999      1998
                                              ----       ----     ----      ----
Numerator:
  Net income.............................    $ 8,668   $ 3,421  $ 20,739   $13,191
  Convertible Preferred Stock accretion.         -       2,393     3,882     6,628
                                           ---------- -------- --------- ----------
  Net income available to Common
    Stockholders (Basic).................      8,668     1,028    16,857     6,563
  Convertible Preferred Stock accretion.         -       2,393     3,882     6,628
                                           ---------- -------- --------- ----------
  Net income available to Common
    Stockholders and assumed
    Conversions (Diluted)................    $ 8,668   $ 3,421  $ 20,739   $13,191
                                           ========== ======== ========= ==========
Denominator:
  Denominator for basic earnings per
    share-weighted average common shares.     57,720    21,258    38,244    23,512
  Effect of dilutive securities
    Common Stock options.................      2,280       264     1,772       132
  Unvested Common Stock subject
    to repurchase........................      3,719     5,700     4,549     3,482
  Convertible Preferred Stock............        -      30,000    16,345    27,591
                                           ---------- -------- --------- ----------
  Denominator for dilutive earnings per
    share-adjusted weighted average common
    shares and assumed conversions.......     63,719    57,222    60,910    54,717

Basic earnings per share.................      $0.15     $0.05     $0.44     $0.28
                                           ---------- -------- --------- ----------
Diluted earnings per share...............      $0.14     $0.06     $0.34     $0.24
                                           ---------- -------- --------- ----------

4. Recent Financial Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income within a financial statement. SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. We have adopted SFAS 130 "Reporting Comprehensive Income," for the interim period of fiscal 1999. The adoption of SFAS 130 did not have a material impact on our presentation of our consolidated financial statements. We will adopt SFAS 131 for the fiscal year ending June 30, 1999 and we are currently studying its provisions.

In  June  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  133
"Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We do not expect the adoption of SFAS 133 to have a material impact on our results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the Risk Factors section in this report and to the risk factors set out in our Registration Statement on Form S-1 which describes factors that could cause actual events to differ from those contained in the forward looking statements.

Overview


We generate revenues primarily from the sale of passive optical components and modules. Revenue from product sales is generally recognized at the time the product is shipped, with provisions established for estimated product returns and allowances. A relatively small number of telecommunications equipment manufacturers have accounted for a significant portion of our revenue to date. This has historically resulted in uneven orders and fluctuating demand for our products.

The fiber  optic  components  industry  is  characterized  by rapidly  declining average selling prices (ASPs) resulting from such factors as increased competition and increasing unit volumes as telecommunication service providers continue to deploy and expand fiber optic networks. These price declines affected our margins and operating performance. However, these declines have been accompanied by increased unit demand. Cost and component size reductions driven by advances in component technology and manufacturing efficiencies, as well as the increasing integration of components, are expected to accelerate the rate of growth in existing optical components markets and enable new markets such as metropolitan area networks. As a result, telecommunications equipment manufacturers are increasingly demanding high volume manufacture of low cost, high performance, integrated components and modules.

We are engaged in continuing efforts to expand our manufacturing capabilities to address anticipated unit volume growth. We have increased the size of our San Jose facility from approximately 90,000 square feet to approximately 160,000 square feet. We have also leased an additional 80,000 square feet, with occupancy scheduled for May 1999. We increased our number of employees from 906 at the end of the second quarter of fiscal year 1999 to 1131 at the end of the third quarter fiscal year 1999. In addition to building capacity, we have been and will continue to invest considerable effort in improving the performance of our components and decreasing their costs.


Our fiscal quarter ends on the Friday that is closest to the end of the calendar quarter (April 2 for the third quarter in fiscal year 1999). Our fiscal year end is always June 30.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net revenues represented by certain items reflected in our Consolidated Statement of Operations:

                                                Quarter ended       Nine Months ended
                                             Apr. 2,    Mar. 31,    Apr. 2,    Mar. 31,
                                             -------    --------    -------    --------
                                              1999        1998        1999       1998
                                              ----        ----        ----       ----

Net revenues..............................    100.0%     100.0%      100.0%      100.0%
Cost of goods sold........................     49.5       47.1        49.0        44.8
                                           ---------- ---------- ----------- -------------
    Gross profit..........................     50.5       52.9        51.0        55.2
                                           ---------- ---------- ----------- -------------
Operating expenses:
    Research and development..............      8.6        8.1         8.7         7.0
    Selling, general and administrative...     14.3       21.8        15.0        20.3
                                           ---------- ---------- ------------ ------------
       Total operating expenses...........     22.9       29.9        23.7        27.3
                                           ---------- ---------- ------------ ------------
Operating income..........................     27.6       23.0        27.3        27.9
Interest income...........................      2.4        2.2         2.1         1.7
Interest expense..........................     (0.8)      (0.5)       (0.9)       (0.6)
                                           ---------- ---------- ------------ ------------
Income before income taxes................     29.2       24.7        28.5        29.0
Provision for income taxes................     11.7       10.3        11.4        11.7
                                           ---------- ---------- ------------ ------------
Net income................................     17.5%      14.4%       17.1%       17.3%
                                           ---------- ---------- ------------ ------------


Quarters Ended April 2, 1999 and March 31, 1998

Net Revenues


Net revenues increased 108.5% to $49.5 million in the third quarter of fiscal 1999 from $23.7 million in the third quarter of fiscal 1998. The revenue increase was primarily due to increased shipments of our Wavelength Division Multiplexer components and modules ("WDMs"), Couplers, Isolators, and Micro-Optic Integrated Components ("MOICs"). Isolator revenues are expected to decline in the future due to lower purchases by a major customer as well as a product shift to integrated components that incorporate Isolator functionality. A relatively small number of customers have accounted for a significant portion of our total revenue to date, and we expect that this trend will continue for the foreseeable future.


Gross Profit

Gross profit increased 99.1% to $25.0 million for the third quarter of fiscal 1999 from $12.6 million in the third quarter of fiscal 1998. Cost of goods sold consists of raw material costs, direct labor costs, warranty costs, royalties and overhead related to our manufacturing operations. Gross profit margins declined from 52.9% to 50.5% between these periods primarily due to declining ASPs and increased costs associated with the expansion of our manufacturing capacity to address unit volume growth. Our gross margins in the future will be affected by a number of factors, including market pricing, fixed costs of adding manufacturing capacity, manufacturing volumes, efficiencies and yields, fluctuations in the availability and price of raw materials, product mix and labor costs. As a result, these factors may cause our gross margins to increase or decrease in future periods.

Research and Development Expenses

Research and development expenses consist of compensation costs for personnel, depreciation of equipment, and prototype materials. Research and development expenses were $4.2 million for the third quarter of fiscal 1999 representing 8.6% of net revenues. This represents a 120.4% increase over the third quarter of fiscal 1998 research and development expenses of $1.9 million or 8.1% of revenues. The increase was primarily due to the increase in research and development personnel and related expenses. We expect that research and development expenses will continue to increase for the remainder of fiscal 1999 in absolute dollars.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation costs for personnel, sales commissions, travel expenses, marketing programs, professional services, accounting, human resources, executive management and consulting. Selling, general and administrative expenses were $7.1 million for the third quarter of fiscal 1999, representing 14.3% of net revenues. This represents a 36.7% increase over selling, general and administrative expenses for the third quarter of fiscal 1998 of $5.2 million or 21.8% of net revenues. The increase in absolute dollars of expenditures over this period reflected the hiring of additional selling, marketing and administrative personnel and increased commissions paid on higher revenues. We anticipate that our selling, general and administrative expenses will increase in absolute dollars for the remainder of fiscal 1999.

Interest Income and Interest Expense

Our interest income was approximately $1.2 million for the third quarter of fiscal 1999. We earned interest income on our cash investments and also recognized imputed interest income of $0.2 million relating to notes receivable from stockholders. Interest expense, incurred on borrowings secured by our property and equipment, and on capital leases, was $0.4 million for the third quarter of fiscal 1999.

Provision for Income Taxes

Our combined federal and state income tax provision was 40% for the third quarter of fiscal 1999, consistent with fiscal 1998 and the first two quarters of fiscal 1999.

Nine Months Ended April 2, 1999 and March 31, 1998

Net Revenues

Net revenues increased 58.6% from $76.4 million for the nine months ended March 31, 1998 to $121.1 million for the nine months ended April 2, 1999. The increase in net revenues reflected higher shipments of our WDMs, Couplers, Isolators and MOICs. Isolator revenues are expected to decline in the future due to lower purchases by a major customer as well as a product shift to integrated components that incorporate Isolator functionality. A relatively small number of customers have accounted for a significant portion of our total revenue to date, and we expect that this trend will continue for the foreseeable future.

Gross Profit

Gross profit increased 46.7% to $61.8 million for the nine months ended April 2, 1999 from $42.1 million for the nine months ended March 31, 1998. Gross profit margins declined from 55.2% to 51.0% during these periods, primarily due to declining ASPs and increased costs associated with the expansion of our manufacturing capacity.

Research and Development Expenses

Research and development expenses increased 98.5% from $5.3 million for the nine months ended March 31, 1998, which represented 7.0% of revenues, to $10.6 million for the nine months ended April 2, 1999, which represented 8.7% of revenues. The increase was primarily due to the hiring of additional personnel and the purchase of prototype materials and depreciation on equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 17.6% from $15.5 million for the nine months ended March 31, 1998 which represented 20.3% of revenues to $18.2 million for the nine months ended April 2, 1999, which represented 15.0% of revenue. The increase was primarily due to the hiring of additional selling, general and administrative personnel to support our growth and due to increases in other expenses.

Interest Income and Interest Expense

Interest income increased from $1.3 million in the nine months ended March 31, 1998 to $2.6 million in the nine months ended April 2, 1999, primarily due to higher cash balances as a result of our initial public offering on December 1, 1998. Interest expense increased from $0.5 million in the nine months ended
March 31, 1998 to $1.0 million in the nine months ended April 2, 1999, reflecting a higher level of borrowings.

Liquidity and Capital Resources

Since inception, we have financed operations and met our capital expenditure requirements primarily through cash flows from operations and borrowings. Our operating activities provided cash of $26.8 million for the nine months ended April 2, 1999 as compared to $22.1 million for the nine months ended March 31, 1998. Cash provided by operating activities is primarily the result of net income, depreciation and amortization expenses, and increases in accrued liabilities and accounts payable, offset in part by increases in accounts receivable and inventory. At April 2, 1999 we had cash and cash equivalents of $83.7 million and working capital of $85.6 million.

Net cash used in investing activities was $25.3 million for the nine months ended April 2, 1999 as compared to $4.9 million for the nine months ended March 31, 1998, and consisted primarily of capital expenditures.

We have an equity basis investment in a German company, ADVA AG Optical Networking ("ADVA"). On March 30, ADVA completed its initial public offering and began trading on the Neuer Markt, of the Frankfurt Stock Exchange, and we have increased the carrying value of our investment to reflect the increase in ADVA's net book value. We recorded such increase as an addition to additional paid-in-capital, net of the deferred tax liability.

Net cash provided by financing activities was $60.4 million for the nine months ended April 2, 1999 as compared to $1.4 million used in financing activities for the nine months ended March 31, 1998. Net cash provided by financing activities resulted primarily from net proceeds of approximately $43.5 million from our initial public offering in the nine months ended April 2, 1999. In addition, we borrowed $20.2 million during this period.

Our $15 million revolving credit agreement expired on March 31, 1999. We are currently evaluating our revolving credit alternatives.

Qualitative and Quantitative Disclosure about Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties set out below and in the section of this report entitled "Risk Factors."

Interest Rate Sensitivity

Cash and Cash-Equivalents. As of April 2, 1999, we had cash and cash equivalents of $83.7 million invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at April 2, 1999 would not have a material impact on our cash or cash equivalents.

Outstanding Debt and Capital Lease Obligations. As of April 2, 1999 we had outstanding long-term debt and capital lease obligations of approximately $30.5 million at fixed interest rates ranging from 6.4% to 8.6%. Because the interest rates on these instruments are fixed, a hypothetical decrease in market interest rates of 10 percent from levels at April 2, 1999 would not have a material impact on our outstanding debt and capital lease obligations.

Foreign Currency Exchange Rate Risk

Currently, all of our international sales are U.S. dollar denominated. We have not entered into any currency hedging activities.

Year 2000 Compliance

We rely on our systems, applications and control devices in operating and monitoring all major aspects of our business. We installed new Enterprise Resource Planning software during fiscal 1998 at a cost of approximately $1.0 million which we believe is Year 2000 compliant. With respect to our own systems, we rely on the representations of our primary software vendors that their products are Year 2000 compliant. Based in part on these representations, we believe our other systems, software and devices are also Year 2000 compliant. We have reviewed the effect of Year 2000 issues on our other systems, including both our information technology and non-information technology systems, software and devices, and believe that they are year 2000 compliant. However, the noncompliance of our systems, software and devices could severely disrupt our operations and have a material adverse affect on our business, financial condition and results of operations.

We also rely, directly and indirectly, on external systems of our customers, suppliers, creditors, financial organizations, utilities providers and governmental entities, both domestic and international. None of these systems are under the control of us. Consequently, we could be affected through disruptions in the operations of the enterprises with which we interact. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to make their current systems Year 2000 compliant. Certain of our customers, including each of our three largest customers, have requested information from us concerning our exposure to Year 2000 problems, the steps we have taken to resolve any Year 2000 problems and what level of management attention is being focused on the issue. Similarly, we have sent inquiries to certain of our suppliers requesting substantially the same information from them. We have received representations from certain of our suppliers, including each of our sole source suppliers, as to the Year 2000 compliance of their systems and products. We have not assessed the Year 2000 compliance of our customers. If our customers encounter Year 2000 problems that prevent their products from functioning properly, these customers may be forced to devote significant resources to fixing these problems and may reduce or suspend the manufacture of new telecommunications equipment during such time. As a result, our sales of fiber optic components to these customers could be materially and adversely affected. In addition, if our suppliers, particularly our sole-source suppliers, are unable to manufacture or deliver supplies to us as a result of Year 2000 problems, our ability to manufacture and sell our products would be materially and adversely affected. We do not currently have in place any contingency plans for our operations if Year 2000 issues are not resolved in time or go undetected. The incomplete or untimely resolution of any of these issues could have a material adverse effect on our business, financial condition and results of operations.

The foregoing is a Year 2000 Readiness Disclosure as defined by the Year 2000 Information and Readiness Disclosure Act of 1998.

Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report.

We Depend on a Limited Number of Major Customers

The telecommunications equipment industry is dominated by a small number of large companies and is currently consolidating. Consolidation reduces the number of potential customers in the industry. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or any further price reductions could have a material adverse effect on our business, financial condition and results of operations.

In addition, our customers also compete for particular projects in which our products will be deployed. The failure of our customer to be selected or the delay by their customers' project deployment could have a material adverse effect on our business, financial condition and results of operations.

Our Quarterly and Annual Results May Fluctuate

Our net revenues and operating results have in the past fluctuated and may in the future fluctuate significantly from quarter to quarter and from year to year as a result of the size and timing of customer orders, the ability to obtain sufficient supplies of sole or limited source materials for our products, the ability to manufacture products on a timely basis, pricing pressure, customer product specifications and qualifications, and changes in the product mix, among other factors. Our net revenues in any quarter are also dependent on the receipt of orders to be booked and shipped within the quarter, as well as the existing backlog. As a result, quarter-to-quarter sequential revenue and operating results are likely to fluctuate and therefore may not be reliable indicators of annual performance. Changes in the incoming customer order rate, refusal of customers to accept shipped products, returns of products or difficulties in collecting accounts receivable could result in significant material fluctuations in net revenues and/or charges against income, which could have a material adverse effect on our business, financial condition and results of operations.

We Depend on a Limited Number of Product Lines

A small number of products have historically accounted for a majority of our net revenues. We may not be successful in developing any other products or taking other steps to mitigate the risks associated with reduced demand for our existing products. Isolator revenues are expected to decline in the future due to lower purchases by a major customer as well as a product shift to integrated components that incorporate Isolator functionality. Reduced demand for our existing products could have a material adverse effect on our business, financial condition and results of operations.

We Depend on the Success of the Telecommunications Industry

Our future success depends on the continued growth and success of the telecommunications industry. This industry is changing rapidly as telecommunication markets around the world deregulate and open to global competition. Globalization, deregulation and other trends causing an increase in the need for bandwidth that are currently driving growth in the telecommunications industry may not continue in a manner that is favorable to us.

Our Sales Process is Long and Unpredictable

The period of time between our initial contact with a customer and the receipt of an actual purchase order may span a year or more. In addition, customers perform, and require us to perform, extensive product evaluation and testing of new components before purchasing them. Reduction or termination of customer purchases, particularly if unanticipated by us, could have a material adverse effect on our business, financial condition and results of operations.

There has been a Decline in Prices of our Products

The fiber optic component industry is very competitive and is characterized by declining prices resulting from factors such as increased competition and greater unit volumes as telecommunication service providers continue to deploy fiber optic networks. If we are unable to continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher prices, as well as reduce our manufacturing costs, there is a risk that our net revenues and/or gross margins could decline, which could have a material adverse effect on our business, financial condition and results of operations.

We Face Intense Competition

The market for fiber optic components is intensely competitive. Many of our current and potential competitors and customers have significantly greater financial, technical, marketing, purchasing and other resources than we have, and as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. In addition, consolidation in the fiber optic component industry could intensify the competitive pressures faced by us. For example, two of our competitors, JDS Fitel, Inc. and Uniphase Corp., have recently announced their plan to merge. The merged company intends to offer more integrated products that could make our products less competitive. Many of our competitors manufacture their products in countries offering significantly lower labor costs than in the United States. In addition, some of our customers have fiber optic component manufacturing capabilities, which may represent further competition if those customers choose to manufacture products internally that they formerly purchased from us. We also compete in new design evaluations of our products and our competitors' products with new and existing customers. We may not be able to compete successfully with our existing or new competitors, which could have a material adverse effect on our business, financial condition and results of operations.

Our Growth is Dependent on our Ability to Expand Our Manufacturing and Corporate Facilities

We currently manufacture the majority of our products at our facilities in San Jose, California. We are in the process of increasing our manufacturing capacity at these facilities as well as adding overseas manufacturing capacity through a joint venture in Taiwan. The development of overseas manufacturing capabilities and the expansion of corporate facilities involve significant risks, including unanticipated cost increases, unavailability or late delivery of equipment, unforeseen environmental or engineering problems, personnel recruitment delays, political instability, and weather interference. Any one of these risks could have a material adverse effect on the start up or operation of new facilities. Our manufacturing and corporate expansion and related capital expenditures are being made in anticipation of a level of customer orders that may not be sustained over multiple quarters, if at all. If anticipated levels of customer orders are not received, we will not be able to reduce our expenses quickly enough to prevent a decline in our gross margins and operating income. Such decline could have a material adverse effect on our business, financial condition and results of operations. Conversely, in the event our plans to expand our manufacturing capacity are not implemented on a timely basis, we could face production capacity constraints, which could have a material adverse effect on our business, financial condition and results of operations.

We Depend on a Limited Number of Suppliers

We are dependent on a limited number of suppliers of materials for our products as well as equipment used to manufacture our products. Some of our suppliers are sole sources. The reliance on a sole or limited number of suppliers could result in reduced control over pricing, quality and or delivery problems. Any future difficulty in obtaining sufficient and timely delivery of materials could result in delays or reductions in product shipments, cancellation of orders and loss of future business, which could have a material adverse affect on our business, financial condition and results of operations.

We Depend on Sales Representatives, Distributors and Key Employees

We sell substantially all of our products through a network of sales representatives and distributors, the majority of whom have exclusive rights to sell our products in certain territories. There is a risk that our sales representatives and distributors may discontinue sales of our products in order to switch to representing one or more of our competitors. The loss of, or reduction in sales made by, any of our key sales representatives or distributors could have a material adverse effect on our business, financial condition or results of operations. Our success is dependent, in large part, on the long-term effectiveness of our executive officers, other key employees and their continued service. Our success will also depend in large part upon our ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel, particularly those skilled and experienced with fiber optics. The loss of the services of such key personnel could have a material adverse effect on our business, financial condition and results of operations.

We Face Technological Change and the Uncertainty of Introducing New Products

We expect that new technologies will emerge as competition in the fiber optic industry increases and the need for higher and more cost efficient bandwidth expands. The introduction of new products incorporating new technologies or the emergence of new industry standards could make our existing products noncompetitive, obsolete or unmarketable. Products as complex as those offered by us may contain defects when first introduced or as new versions are released and new products often take longer to develop than originally anticipated. We may not be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis, our new products may not gain market acceptance and we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards, which could have a material adverse effect on our business, financial condition and results of operations.

We Face Risks from International Operations

We generate a significant portion of our net revenues from sales to companies located outside the United States, principally in Europe. As a result, a significant portion of our sales and operations may be subject to government controls, export licensing requirements and restrictions, tariffs and other trade barriers, slower cash collections, exchange controls and potential adverse tax consequences. Currently, all of our international sales are U.S. dollar denominated. As a result, our customer's orders could fluctuate significantly based upon changes in our customer's currency exchange rates in relation to the U.S. dollar, which could have a material adverse effect on our business, financial condition and results of operations.

If We Cannot Protect or Enforce Our Intellectual Property Rights, our Competitive Position may be Impaired

Our success will depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies and processes. Such measures may not provide meaningful protection for our proprietary technologies and processes. Despite reasonable precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. The steps taken by us to prevent misappropriation or infringement of the intellectual property of ours or of our customers may not be successful. The telecommunications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights, and we have also entered into certain indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement of other parties' proprietary rights. We have in the past received notifications alleging that we are infringing the intellectual property rights of third parties. Irrespective of the validity or successful assertion of such claims, we would likely incur significant costs and diversion of our resources with respect to the defense of such claims, which could also have a material adverse effect on our business, financial condition and results of operations.

Our Results May be Affected by Potential Acquisitions and Strategic Investments

We are reviewing acquisition and strategic investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Future acquisitions or investments by us, including an increase in ownership interests in joint ventures, could result in potentially dilutive issuances of equity securities, large one-time write-offs, reduced cash balances and related interest income, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets. Furthermore, acquisitions involve numerous risks, including difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies, diversion of management's attention from other business concerns, the diversion of resources from our existing businesses, products or technologies, risks of entering geographic and business markets in which we have no or limited prior experience and the potential loss of key employees of acquired organizations. A failure by us to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, could also have a material adverse affect on our business, financial condition and results of operations.

We Face Environmental and Disaster Risks

We handle small amounts of hazardous materials as part of our manufacturing activities. Although we believe that we have complied with all applicable environmental regulations in connection with our operations, we may be required to undertake environmental remediation in order to comply with current or future environmental laws. The cost of any remedial actions or the paying of penalties or damages for environmental matters, regardless of fault, could have a material adverse effect on our business, financial condition and results of operations. Our facilities are susceptible to damage from earthquakes as well as from fire, floods, power loss, telecommunications failures and similar events. The occurrence of any of these events could significantly disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Part II Other Information

Item 1. Legal Proceedings

We are involved in disputes and litigation in the normal course of our business. We do not believe that the outcome of any of these disputes or litigation will have a material adverse effect on our business, financial condition or results of operations.


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






Date: May 7, 1999       By    /s/ Sanjay Subhedar
                              ---------------------------------------
                        Senior Vice President Operations
                        Chief Financial Officer and Secretary
                        (Principal Financial and Accounting Officer)