Form 10-K
period 1999-06-30
E TEK DYNAMICS INC
filed 1999-08-17
CIK 1044007

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                              --------------------

                                   FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1999             Commission File No.000-25103

                                      or
                                      --

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the transition period from  _________________  to

                             E-TEK Dynamics, Inc.
            (Exact name of registrant as specified in its charter)

                Delaware                             59-2337308
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

            1865 Lundy Avenue
           San Jose, California                         95131
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (408) 546-5000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No
                                            ----     ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on August 10, 1999, as reported by the Nasdaq National Market, was approximately $721,950,385. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of August 10, 1999, 62,290,313 shares of the Registrant's Common Stock were outstanding.

                                 E-TEK Dynamics
                                   Form 10-K
                    For the Fiscal Year Ended June 30, 1999
                               Table of Contents

                                                                                          Page
                                                                                          ----
Part I
------

 Item 1.       Business.................................................................     2
 Item 2.       Properties...............................................................     7
 Item 3.       Legal Proceedings........................................................     7
 Item 4.       Submission of Matters to a Vote of Security Holders......................     8

Part II
-------

 Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters.....     8
 Item 6.       Selected Financial Data..................................................     9
 Item 7.       Management's Discussion and Analysis of Financial Condition and Results
                 of Operations..........................................................     9
 Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...............    21
 Item 8.       Financial Statements and Supplementary Data..............................    23
 Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure.............................................................    42

Part III
--------

 Item 10.      Directors and Executive Officers of E-TEK Dynamics.......................    43
 Item 11.      Executive Compensation...................................................    46
 Item 12.      Security Ownership of Certain Beneficial Owners and Management...........    46
 Item 13.      Certain Relationships and Related Transactions...........................    47

Part IV
-------

 Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K..........    48

               Exhibit Index............................................................    48
               Signatures...............................................................    49

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the Risk Factors section in this report and to the risk factors set outlined in our Registration Statement on Form S-1 (File No. 333-83857) which describes factors that could cause actual events to differ from those contained in the forward looking statements.

ITEM 1:  Business

Overview

  We design, manufacture and sell high quality fiber optic components and modules for optical networks. Optical networks are being deployed by telecommunications service providers like AT&T and MCI WorldCom to address the demand for applications such as Internet access, e-mail, and electronic commerce that require high capacity, high speed data transmission. Our products are designed into optical systems built for these service providers' networks by telecommunications equipment manufacturers. Our products guide, route or amplify the light signals which transmit data within the network and include:

  . narrowband wavelength division multiplexers, commonly referred to as WDMs, which allow multiple communication signals to be carried on one fiber optic connection;

  . wideband wavelength division multiplexers, which are used in optical amplifiers to differentiate signals or enhance performance;

  . isolators, which act as one-way valves for optical signals, preventing the light from traveling in the wrong direction;

  .  couplers, which are used to combine or split optical signals; and

  . micro-optic integrated components, which combine two or more of the above optical component functions into a single package.

  Our products are deployed in land-based and undersea long distance networks, as well as in cable and metropolitan area networks. Our customers include many of the leading telecommunications equipment manufacturers, including Alcatel, CIENA, Corning, Fujitsu, Lucent, Nortel and Pirelli.


Industry Background

  In order to meet the increase in demand for high capacity, high speed data transmission, networks have been evolving to optical technologies which offer several advantages. Within optical networks, transmission signals travel in the form of light at very high speeds. Additionally, each light signal can be divided into different colors or wavelengths. Each data-carrying wavelength can then be transmitted together with a large number of other wavelengths. This technology is known as wavelength division multiplexing, which is commonly referred to in the industry as WDM.

  Another important technology is the amplification of the optical signal. This is accomplished using optical amplifiers. Optical amplifiers create cost savings for service providers by reducing the need for expensive equipment that converts the optical signal to and from an electrical signal.

  Our components are the building blocks for WDM and optical amplifier systems, and, therefore, many of them are necessary to enable optical networking.

  Many service providers have increased the capacity of their networks by installing fiber optic cable for long distance routes and, more recently, for metropolitan area networks. However, the rapid increase in demand for high capacity, high speed data transmission has created capacity constraints throughout these networks. As service providers seek to address these capacity constraints by installing new fiber or expanding the transmission capacity of existing fiber, we expect the demand for fiber optic components and modules to increase.

  Today, service providers can address their capacity constraints by either installing new fiber or expanding the transmission capacity of existing fiber. The expansion of transmission capacity can be accomplished by utilizing technologies such as time division multiplexing and, more recently, WDM. Time division multiplexing increases the transmission speed of optical signals whereas WDM increases the number of optical signals transmitted simultaneously on a single fiber. Regardless of the method used for addressing capacity constraints, we expect the demand for optical networking equipment, including components, modules and systems, to increase.

  This increase in demand is driven by the service providers' need to provide subscribers with more services at lower costs. We are focused on building on our position as a leading supplier of fiber optic components and modules in order to capture additional growth opportunities in the marketplace.


Company Strategy

  Our goal is to provide a broad range of high quality components in large volumes for the telecommunications and cable markets. To meet this goal, we plan to:

  . Maintain and Expand Our Technology Leadership. We intend to continue to invest in new product development and product enhancements that will drive the growth of optical systems. As of June 30, 1999, we had over 100 U.S. patents issued and pending. We currently focus our product development efforts on components for growth areas such as WDM, optical amplification and optical switching. Our long-term goal is to supply the enabling optical components that will allow networks to avoid the need for the costly conversions between optical and electrical signals.

  . Design and Build Increasingly Integrated Components and Modules. We intend to continue expanding our product line with increasingly integrated components and modules. Expertise that we have developed in the design of our current components will help us to develop new and more integrated products. Additionally, we believe that there is growing demand from telecommunications equipment manufacturers for more integrated components and modules. Integration provides many benefits to our customers, including cost reductions as well as performance and reliability improvements. In addition, these integrated components allow telecommunications equipment manufacturers to design smaller systems.

  . Strengthen Existing and Develop New Customer Relationships. We believe that our strong customer relationships are a competitive advantage that enable us to more effectively target our product development and manufacturing efforts. We have established relationships with key telecommunications equipment manufacturers by working as a partner to solve their product needs. We intend to strengthen our existing customer relationships by continuing to deliver a high level of service and capitalize on our reputation for high quality products to penetrate new key accounts.

  . Increase Presence in Metropolitan Area and Cable Markets. We plan to extend beyond our traditional long distance markets into new markets, such as metropolitan area and cable networks. We believe that technological advancements and cost reductions in optical components and modules are beginning to enable the growth of optical networking into these markets.

  . Enhance and Expand Manufacturing Capabilities. Telecommunications equipment manufacturers are increasingly demanding higher volumes of components with shorter delivery lead times, higher quality and lower price. To meet these demands, we have been increasing our manufacturing capacity, investing in automated manufacturing processes and adding lower cost, offshore manufacturing facilities.

  . Expand Sales and Marketing Efforts. The target customer base for our optical components and modules requires a focused sales and marketing effort. We believe it is necessary to expand these efforts to improve service to existing customers and to effectively target new customers. We intend to selectively expand our direct sales force and network of independent sales representatives to serve existing customers and to pursue additional customer opportunities.

  . Pursue Complementary Acquisitions. To enhance our internal development, we intend to actively pursue acquisitions of complementary products, technologies and businesses. We have made two acquisitions to date and have signed an agreement to buy a third company. We plan to pursue opportunities that contribute new technologies and products, low cost manufacturing capabilities, or broadened customer relationships.

Technology and Products

  Fiber optic systems manufactured by our customers are used to send and receive communications signals. This requires transmitting, amplifying, multiplexing, isolating, routing, monitoring and receiving optical signals, which are typically carried by individual wavelengths of light. Many of the capabilities for these functions are enabled at the component level. We have developed a broad range of components to address these needs within optical networks.

  Our products are divided into five main categories: wavelength division multiplexing (WDM) components and modules, isolators, couplers, micro-optic integrated components and other products.

  WDM Components and Modules.   We manufacture a number of different WDM
components and modules. Our narrowband WDM multiplexer combines light sources of different wavelengths for simultaneous transmission along a single fiber. We also manufacture wideband WDM components for use in optical amplifiers. Wideband WDM components combine and separate wavelengths that are far apart, such as a transmission signal and an amplifying signal.

  Most of our WDM components use thin film filters to enable the transmission of specific optical wavelengths and the reflection of others. Thin film filters employ various coatings on glass to discriminate between wavelengths. This technology offers accuracy in separating wavelengths, low signal loss, and insensitivity to temperature change.

  Isolators.   We currently offer a wide range of isolator products, including a high reliability isolator for undersea networks. An isolator prevents reflected signals from traveling past it in the wrong direction while still allowing the unimpeded passage of signals in the original direction. Our isolators offer low signal loss, which means that a high percentage of light passes through and only small amounts of light are lost.

  Couplers.   We offer several types of couplers, which combine or split optical signals. Couplers are often used to tap off a small portion of a light stream for monitoring purposes or to distribute the signal to multiple points. We have developed a patented technology called Unifuse, which we believe produces more robust and reliable couplers.

  Micro-Optic Integrated Components.   Micro-optic integrated components are
modules that integrate two or more optical component functions into a single package. These functions include isolator, WDM and coupler functions. For example, we have developed a product that combines coupler and isolator functions into a single module for use in optical amplifiers. This integration reduces the total component count in a system and provides many benefits for our customers, including:

  .  decreasing the need to store multiple components;

  .  reducing the physical dimensions of the system;

  .  lowering production costs; and

  .  improving performance and reliability.

  We design and manufacture a range of micro-optic integrated components for a variety of applications.

  Other Products.   We manufacture a variety of other components and modules
that perform various functions within an optical system. These products include:

  .  attenuators, which are used to adjust the strength of optical signals;

  .  circulators, which are used to direct signals;

  .  switches, which are used to flexibly reroute signals; and

  . wavelength lockers, which prevent the drifting of wavelengths at the transmission point.

  Currently, the majority of our products are designed into long distance networks. We recently began to offer these products for metropolitan and cable networks, which are areas that we expect will offer growth opportunities in the future.

  Through our recent acquisition of ElectroPhotonics, we have two additional products for optical networks:

  . Dispersion equalization modules, which ensure that an optical signal arrives cleanly at the end of an optical fiber. Different colors of light travel along an optical fiber at slightly different speeds, and light signals that carry information always have some small variation in the color of the light. The dispersion equalization modules cancel out those differences in speed so that all the colors of the light signal arrive at the same time.

  . Optical performance monitors, which watch the optical signals passing through an optical fiber. They count which wavelengths (colors) of light signals are present. They check to see how strong each wavelength signal is and whether it is interfering with other signals. As communication systems move more towards optical networks, these traffic monitors become increasingly important to prevent "optical gridlock."


Customers

  We sell our products primarily to telecommunications equipment manufacturers. Customers that purchased more than $1 million of our products in fiscal 1999 were:

        Alcatel Italia                      Fujitsu
        Alcatel ITS                         Lucent
        Alcatel Network Systems             MCI WorldCom
        Alcatel Submarine Networks          NEC
        Antec                               Nortel Networks
        CIENA                               Pirelli
        Corning                             Tyco International

  A small number of customers have historically accounted for a substantial portion of our net revenues. In fiscal 1999 our three largest customers were Alcatel and related entities, Corning and Pirelli. During that period, sales to Alcatel and related entities accounted for 35% of our revenues, sales to Corning accounted for 17%, and sales to Pirelli accounted for 12%.

  Developing strong relationships with telecommunications equipment manufacturers is a key focus of our sales efforts. We work closely with our customers from the initial product design through the manufacturing process to the delivery of the final product. This ongoing level of interaction enables us to better align our product development efforts with our customers' evolving product needs.

  Optical networking systems companies are beginning to develop next generation optical networks that will require optical components and modules. We are dedicating sales and marketing resources to both new and more established telecommunications equipment manufacturers.


Research and Development

  We currently have 117 employees engaged in research and development, including 61 engineers with advanced degrees, 29 of whom have Ph.D.s. We want to continue to develop core technologies with applications for product solutions in each of our target markets. Our research and development expenses, excluding purchased in-process research and development, were $14.7 million for fiscal 1999 and $7.7 million for fiscal 1998. We plan to continue to increase our research and development budget and staffing levels in fiscal 2000. The focus of our research and development will be to further broaden the product base and to improve the manufacturability and performance of existing products.


Manufacturing

  We currently manufacture our products at our facilities in San Jose, California, Ontario, Canada and Taipei, Taiwan. Our in-house manufacturing capabilities include product design, optical assembly, integration and testing of our components and modules. We maintain a system of optical assembly stations located in clean rooms to manufacture custom and standard products. Customer expectations for innovative product solutions, high volume capacity, high quality and on-time delivery require flexible manufacturing processes.

  Telecommunications equipment manufacturers require high quality and reliability in the components incorporated into their systems. We emphasize quality assurance through ongoing staff training and internal manufacturing systems and procedures throughout our various manufacturing processes.

  The materials that we require for the manufacture of our products are generally available from several sources, although a number of materials are available only from sole source suppliers. In the fourth quarter of fiscal 1999, we experienced a shortage of thin film filters from our suppliers, which caused delays in shipments, lost orders and reduced revenues. Specifically, the shortage was related to poor yields during the filter manufacturing process. Such a shortage could recur in the future. However, we have been expanding our internal thin film filter manufacturing capacity and are working internally and with our suppliers in an effort to improve yields.

  We intend to increase our level of manufacturing automation and expand into additional facilities as required. In May 1999, we expanded the size of our San Jose facilities from approximately 160,000 square feet to approximately 240,000 square feet. We financed this facilities expansion through a combination of cash flows from operations and equipment financing. In addition to our facilities in San Jose, we recently acquired or established manufacturing facilities in Ontario, Canada and Taipei, Taiwan.

  Based on the long-term growth outlook of the fiber optic component market, we plan to continue increasing our manufacturing capacity in North America and overseas.


Sales and Marketing

  We market and sell our products through a network of nine domestic and 15 international sales representatives and distributors. Our sales representatives and distributors are independent organizations that generally have exclusive geographic territories and are generally compensated on a commission basis.

  We also employ 55 people in sales and marketing who manage key customer accounts and support our sales representatives and distributors. Our customers often have unique technical specifications and performance requirements for components and typically require specific product designs. As a result, our sales efforts require close cooperation between our independent sales representatives and distributors and our in-house personnel.

  In support of our selling effort, we conduct marketing programs intended to position and promote our products within the telecommunications industry. Marketing personnel coordinate our participation in trade shows and design and implement our advertising efforts. In addition, the marketing group gathers and maintains market research and tracks industry trends and developments in order to anticipate customer needs for new products and develop pricing strategies.


Competition

  The market for fiber optic components is intensely competitive and characterized by rapidly changing technology. The principal competitive factors in our business are:

  .  optical performance of components;

  .  quality and reliability;

  .  manufacturing capacity;

  .  ability to deliver on-time;

  .  customer relationships;

  .  pricing;

  .  comprehensiveness of product offerings;

  .  customization to customer specifications; and

  .  strength of distribution channels.

  We currently experience competition from various companies, including ADC Telecommunications, Corning, Gould Electronics, and JDS Uniphase in couplers; FDK Corporation, JDS Uniphase, Kyocera, and Shinkosha K.K. in isolators, and Corning, JDS Uniphase, Lucent, and Optical Coating Laboratory in WDM components. Competitors in any portion of our business are also capable of rapidly becoming competitors in other portions of our business. We also face competition from numerous smaller companies. Some of our current and potential competitors may be able to:

  . respond more quickly to new or emerging technologies or standards and to changes in customer requirements;

  . devote greater resources to the development, promotion and sale of products; and

  .  deliver competitive products at a lower price.

  Some competitors manufacture their products in countries offering significantly lower labor costs than in the United States.

  Existing and potential customers are also current and potential competitors. These companies may develop or acquire additional competitive products or technologies in the future which may make them reduce or cease their purchases from us.

  In addition, we believe that the size of suppliers will be an increasingly important part of purchasers' decision-making criteria in the future. To address these issues, we will focus on broadening our product line through internal development and strategic initiatives. We will also focus on expanding our manufacturing capacity for faster time to market for our newer products.


Patents and Intellectual Property Rights

  We rely primarily on patent, copyright, trademark and trade secrets to protect our proprietary technologies and processes. We also generally enter into confidentiality agreements with our employees and partners, and generally control access to and distribution of our documentation and other proprietary information. There can be no assurance that such measures will provide meaningful protection for our proprietary technologies and processes. As of June 30, 1999, we had over 100 U.S. patents issued and pending which expire on dates ranging from 2007 to 2018.


Employees

  As of June 30, 1999, we had 1,316 employees, of whom 1,074 were primarily engaged in manufacturing, 117 were engaged in research and development, 55 were engaged in sales, marketing and technical support and 70 were engaged in administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

ITEM 2.   Properties

  Our principal offices and facilities are located primarily in San Jose, California. We own three buildings in San Jose totalling approximately 180,000 square feet, 20,000 square feet of which is leased to a third party through May 2001. We lease approximately 80,000 square feet in San Jose under a lease that expires in February 2006 and approximately 5,000 square feet in San Jose under a lease that expires on March 31, 2000. We also own five acres of land nearby. In addition, we lease facilities in Ontario, Canada and Taipei, Taiwan. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.   Legal Proceedings

  We are not a party to any material legal proceedings.

ITEM 4.   Submission of Matters to a Vote of Security Holders

  None.

                                    PART II


ITEM 5.   Market for Registrant's Common Stock and Related Stockholder Matters

  Our common stock has been quoted on the Nasdaq National Market under the symbol "ETEK" since December 2, 1998, the date of our initial public offering. The following table shows the high and low closing sale prices for the common stock as reported on the Nasdaq National Market for the periods indicated below:

                                                                       High          Low
                                                                    -----------  -----------
   Fiscal year ended June 30, 1999
   Second Quarter (from December 2, 1998).....................         $27.13       $20.06
   Third Quarter..............................................         $36.38       $23.31
   Fourth Quarter.............................................         $50.50       $30.50

   Fiscal year ending June 30, 2000
   First Quarter (through August 10, 1999)....................         $47.84        36.88

  The last reported sale price for our common stock on the Nasdaq National Market was $38.88 per share on August 10, 1999. As of July 22, 1999, there were approximately 297 holders of record of our common stock.

ITEM 6.   Selected Financial Data

  The following selected consolidated financial data should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal years ended June 30, 1997, 1998 and 1999, and the consolidated balance sheet data at June 30, 1998 and 1999 are derived from audited consolidated financial statements included in this Form 10-K. The consolidated statement of operations data for the fiscal years ended June 30, 1995 and 1996 and the consolidated balance sheet data at June 30, 1995, 1996 and 1997 are derived from audited consolidated financial statements not included in this Form 10-K. A description of the mandatorily redeemable convertible preferred stock (all of which converted into our common stock in our initial public offering in December 1998) and related accretion for fiscal 1998 and 1999 is included in Note 8 of the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

                                                                           Fiscal Year ended June 30,
                                                             -------------------------------------------------------
                                                               1995       1996       1997        1998        1999
                                                             ---------  ---------  ---------  ----------  ----------
                                                                     (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues  .............................................   $31,661    $40,382    $73,076    $106,924    $172,664
Cost of goods sold  .......................................    10,452     14,712     30,599      49,063      85,123
                                                              -------    -------    -------    --------    --------
Gross profit  .............................................    21,209     25,670     42,477      57,861      87,541
                                                              -------    -------    -------    --------    --------
Operating expenses:
Research and development  .................................     2,270      2,444      3,953       7,702      14,687
Selling, general and administrative  ......................     6,697      8,773     15,290      21,097      24,516
Purchased in-process research and development  ............        --         --         --          --       4,207
Amortization of intangibles  ..............................        --         --         --          --         300
                                                              -------    -------    -------    --------    --------
Total operating expenses  .................................     8,967     11,217     19,243      28,799      43,710
                                                              -------    -------    -------    --------    --------
Operating income  .........................................    12,242     14,453     23,234      29,062      43,831
Interest income  ..........................................        84        408        962       1,992       3,784
Interest expense  .........................................       (54)       (66)      (571)       (988)     (1,573)
                                                              -------    -------    -------    --------    --------
Income before income taxes  ...............................    12,272     14,795     23,625      30,066      46,042
Provision for income taxes  ...............................     4,566      5,524      8,477      12,142      18,417
                                                              -------    -------    -------    --------    --------
Net income  ...............................................     7,706      9,271     15,148      17,924      27,625
Convertible preferred stock accretion  ....................        --         --         --       9,021       3,882
                                                              -------    -------    -------    --------    --------
Net income available to common stockholders  ..............   $ 7,706    $ 9,271    $15,148    $  8,903    $ 23,743
                                                              =======    =======    =======    ========    ========
Net income per share:
Basic  ....................................................   $  0.15    $  0.19    $  0.30     $  0.39     $  0.55
Diluted  ..................................................   $  0.15    $  0.19    $  0.30     $  0.32     $  0.45
Shares used in net income per share calculations:
Basic  ....................................................    50,000     50,000     50,000      22,970      43,152
Diluted  ..................................................    50,000     50,000     50,000      55,561      61,746

                                                                                       June 30,
                                                              ------------------------------------------------------
                                                               1995       1996       1997         1998        1999
                                                              -------    -------    -------     ---------   --------
                                                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents  ................................   $ 3,992    $ 8,026    $ 8,259     $ 21,918    $ 55,090
Working capital  ..........................................     9,464     18,342     27,706       33,582      66,543
Total assets  .............................................    16,665     26,709     61,760       90,378     230,496
Long-term obligations, net of current portion  ............        --         --      9,577       13,808      21,513
Mandatorily redeemable convertible preferred stock  .......        --         --         --      125,144          --
Stockholders' equity (deficit)  ...........................    11,680     20,951     36,099      (74,498)    149,673

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note About Forward-looking Statements

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include those set forth below under the subheading "Risk Factors". Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

Overview

  We design, manufacture and sell high quality fiber optic components and modules for optical networks. Optical networks are being deployed by telecommunications service providers like AT&T and MCI WorldCom to address the demand for applications such as Internet access, e-mail, and electronic commerce that require high capacity, high speed data transmission. Our products are designed into optical systems built for these service providers' networks by telecommunications equipment manufacturers. Our products guide, route or amplify the light signals which transmit data within the network.

  We generate revenues primarily from the sale of fiber optic components and modules. Revenues from product sales are generally recognized at the time the product is shipped, with provisions established for estimated product returns and allowances. A relatively small number of telecommunications equipment manufacturers have accounted for a significant portion of our revenues to date, and we expect that this trend will continue for the foreseeable future. This has historically resulted in uneven orders and fluctuating demand for our products. In fiscal 1999 our three largest customers were Alcatel and related entities, Corning and Pirelli. During that period, sales to Alcatel and related entities accounted for 35.2% of our revenues, sales to Corning accounted for 17.3%, and sales to Pirelli accounted for 11.6%.

  The fiber optic component industry is characterized by rapidly declining average selling prices, increasing unit volumes and declining margins. While these price declines have negatively affected our margins, they have been accompanied by increased unit sales.

  In June 1999, we acquired ElectroPhotonics in Canada for a total acquisition cost of $41.5 million, primarily comprised of 400,062 shares of our common stock with a market value of $13.7 million and cash of $26.7 million. We accounted for the transaction as a purchase. We allocated $4.2 million of the purchase price to in-process research and development, which was expensed at the time of the acquisition, and $34.9 million of goodwill and other intangibles, which will generally be amortized over three years.

  In July 1999, we increased our ownership in FibX, our joint venture in Taiwan, from 45.3% to 95.9% for $12.0 million in cash. We estimate that we will record $6.0 million of goodwill and other intangibles, which will be amortized over three years.

  On July 27, 1999, we signed a definitive agreement to acquire SMC Kaifa (Holdings) Ltd., for a total purchase price of 697,000 shares of our common stock and cash of $12.0 million. We estimate that the purchase will result in approximately $36.0 million of goodwill and other intangible assets which will be amortized over three years. The closing of the transaction is subject to several conditions, including required governmental approvals. We cannot be certain that the acquisition will be completed.


Results of Operations

  The following table sets forth, for the fiscal years indicated, the percentage of net revenues represented by the line items reflected in our audited consolidated statements of operations:

                                                                   Fiscal Year Ended June 30,
                                                            -----------------------------------------
                                                                1997           1998          1999
                                                            -------------  ------------  ------------
Net revenues   ...........................................      100.0%        100.0%        100.0%
Cost of goods sold  ......................................       41.9          45.9          49.3
                                                                -----         -----         -----
  Gross profit  ..........................................       58.1          54.1          50.7
                                                                -----         -----         -----
Operating expenses:
  Research and development   .............................        5.4           7.2           8.5
  Selling, general and administrative  ...................       20.9          19.7          14.2
  Purchased in-process research and development   ........         --            --           2.4
  Amortization of intangibles  ...........................         --            --           0.2
                                                                -----         -----         -----
     Total operating expenses  ...........................       26.3          26.9          25.3
                                                                -----         -----         -----
Operating income  ........................................       31.8          27.2          25.4
Interest income  .........................................        1.3           1.8           2.2
Interest expense  ........................................       (0.8)         (0.9)         (0.9)
                                                                -----         -----         -----
Income before income taxes................................       32.3          28.1          26.7
Provision for income taxes  ..............................       11.6          11.4          10.7
                                                                -----         -----         -----
Net income  ..............................................       20.7%         16.7%         16.0%
                                                                =====         =====         =====

 Comparison of fiscal years ended June 30, 1997, 1998 and 1999

  Net Revenues.   Net revenues increased 46.2% from $73.1 million in fiscal 1997 to $106.9 million in fiscal 1998. Net revenues increased 61.5% from $106.9 million in fiscal 1998 to $172.7 million in fiscal 1999. The primary reason for the increase from fiscal 1997 to fiscal 1998 was increased unit shipments of our isolators, WDMs, couplers, and micro-optic integrated components. The primary reason for the increase from fiscal 1998 to fiscal 1999 was increased unit shipments of WDMs, couplers, and micro-optic integrated components. Fiscal 1998 and fiscal 1999 net revenues also increased due to growth in sales of products for undersea applications. In the fourth quarter ended June 30, 1999, we experienced a shortage of thin film filters, which limited our ability to ship products and generate revenues. We may face shortages of these filters in the future.

  Gross Profit.   Gross profit increased 36.2% from $42.5 million in fiscal 1997 to $57.9 million in fiscal 1998. Gross profit increased 51.3% from $57.9 million in fiscal 1998 to $87.5 million in fiscal 1999. Cost of goods sold consists of raw material costs, direct labor costs, warranty costs, royalties and overhead related to our manufacturing operations. Gross profit margins declined from 58.1% in fiscal 1997 to 54.1% in fiscal 1998 and to 50.7% in fiscal 1999. The gross profit margin declines over both fiscal years were primarily due to declining average selling prices and increased costs associated with the expansion of our manufacturing capacity to address future unit volume growth. In addition, we expect the purchase of a controlling interest in FibX will have an adverse impact on our margins until we can absorb the additional manufacturing capacity through increased revenues.

  Research and Development Expenses.   Research and development expenses consist
of compensation costs for personnel, depreciation of equipment, and prototype materials. Research and development expenses were $4.0 million in fiscal 1997, representing 5.4% of net revenues, and $7.7 million, or 7.2% of net revenues, in fiscal 1998. Research and development expenses for fiscal 1999, excluding purchased in-process research and development charges, were $14.7 million, or 8.5% of net revenues, a 90.7% increase over fiscal 1998. The growth in research and development expenses in both years was primarily due to the increase in research and development personnel and material costs. We expect that research and development expenses will continue to increase in fiscal 2000 in absolute dollars.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses consist of compensation costs for personnel, sales commissions, travel expenses, marketing programs, professional services, accounting, human resources, executive management and consulting. Selling, general and administrative expenses were $15.3 million in fiscal 1997, representing 20.9% of net revenues, and $21.1 million, or 19.7% of net revenues, in fiscal 1998. Selling, general and administrative expenses for fiscal 1999 were $24.5 million, or 14.2% of net revenues, representing a 16.2% increase over fiscal 1998. The increase in absolute dollars of expenditures over both periods reflected the hiring of additional sales, marketing and administrative personnel and increased commissions paid on higher revenues. We anticipate that our selling, general and administrative expenses will increase in absolute dollars in fiscal 2000.

  Purchased In-Process Research and Development and Goodwill Amortization.   On
June 22, 1999, we completed the acquisition of ElectroPhotonics. On that date, we recorded a one-time charge of $4.2 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. We determined this value by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from these products, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If we do not successfully develop these products, our revenues and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Capitalized intangible assets resulting from the acquisition of ElectroPhotonics, including developed and core technologies and goodwill, amounted to $34.9 million. These assets are being amortized over their useful lives, generally three years. Such amortization amounted to $0.3 million for fiscal 1999. We estimate that as a result of the ElectroPhotonics and FibX acquisitions and, if completed, the Kaifa acquisition, amortization of goodwill and other intangibles will be approximately $26.0 million in each of the next three fiscal years. We may continue to buy technology in order to expand our product offering and bring products to the market in a timely fashion.

  Interest Income and Interest Expense.   Our interest income was approximately
$1.0 million for fiscal 1997, compared to $2.0 million in fiscal 1998 and $3.8 million for fiscal 1999. We earned interest income on our cash investments. We also recognized imputed interest income of $0.6 million in fiscal 1998 and $1.0 million in fiscal 1999 relating to notes receivable from stockholders. Interest expense, incurred on borrowings secured by our property and equipment, and on capital leases, was $0.6 million for fiscal 1997, compared to $1.0 million for fiscal 1998 and $1.6 million for fiscal 1999.

  Income Taxes.   Our income tax provision was 35.9% in fiscal 1997, 40.4% in fiscal 1998 and 40.0% in fiscal 1999. The higher rate for fiscal 1998 is due to a permanent tax difference related to our investment in FibX. The higher rate for fiscal 1999 is due to a permanent difference related to our purchase of ElectroPhotonics.

  Net Income.   Net income for fiscal 1997 was $15.1 million, or $0.30 per diluted share, compared to net income of $17.9 million, or $0.32 per diluted share, for fiscal 1998 and net income of $27.6 million, or $0.45 per diluted share, for fiscal 1999. Excluding the one time charge for purchased in-process research and development and amortization of goodwill and other intangibles related to the acquisition of ElectroPhotonics, net income would have been $30.3 million, or $0.49 per diluted share, for fiscal 1999.

  Net income available to common stockholders was $15.1 million in fiscal 1997, $8.9 million in fiscal 1998, and $23.7 million in fiscal 1999. Net income available to common stockholders in fiscal 1998 and fiscal 1999 reflect accretion relating to our convertible preferred stock of $9.0 million in fiscal 1998 and $3.9 million in fiscal 1999. All of our convertible preferred stock was converted into common stock on December 2, 1998 and, accordingly, we will not be recording accretion on this convertible preferred stock in future periods.

Quarterly Results of Operations

  The following tables set forth unaudited quarterly results for the eight fiscal quarters ended June 30, 1999, as well as such data expressed as a percentage of our net revenues for each quarter. This information has been presented on the same basis as our audited consolidated financial statements appearing elsewhere in this Form 10-K and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the unaudited quarterly results. This information should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period. See "Risk Factors--Our quarterly operating results are subject to significant fluctuations, and you should not rely on them as an indication of future performance".

                                                                                       Three months ended
                                              --------------------------------------------------------------------------------------

                                              Sep. 30,   Dec. 31,   Mar. 31,   June 30,    Oct. 2,    Jan. 1,   April 2,   June 30,
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                1997       1997       1998       1998       1998       1999       1999       1999
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                       (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues  ................................ $27,309    $25,311    $23,729    $30,575    $32,942    $38,708    $49,472    $51,542
Cost of goods sold  ..........................  11,893     11,155     11,182     14,833     15,989     18,854     24,495     25,785
                                               -------    -------    -------    -------    -------    -------    -------    -------
 Gross profit  ...............................  15,416     14,156     12,547     15,742     16,953     19,854     24,977     25,757
                                               -------    -------    -------    -------    -------    -------    -------    -------
Operating expenses:
 Research and development  ...................   1,655      1,746      1,921      2,380      3,076      3,255      4,233      4,123
 Selling, general and administrative  ........   5,198      5,112      5,168      5,619      5,395      5,748      7,065      6,309
 Purchased in-process research and
  development  ...............................      --         --         --         --         --         --         --      4,207
 Amortization of intangibles  ................      --         --         --         --         --         --         --        300
                                               -------    -------    -------    -------    -------    -------    -------    -------
   Total operating expenses  .................   6,853      6,858      7,089      7,999      8,471      9,003     11,298     14,939
                                               -------    -------    -------    -------    -------    -------    -------    -------
Operating income  ............................   8,563      7,298      5,458      7,743      8,482     10,851     13,679     10,818
                                               -------    -------    -------    -------    -------    -------    -------    -------
Interest income  .............................     353        428        514        697        588        822      1,185      1,189
Interest expense  ............................    (171)      (188)      (112)      (517)      (285)      (340)      (417)      (530)

                                               -------    -------    -------    -------    -------    -------    -------    -------
Income before income taxes  ..................   8,745      7,538      5,860      7,923      8,785     11,333     14,447     11,477
Provision for income taxes  ..................   3,499      3,014      2,439      3,190      3,514      4,533      5,779      4,591
                                               -------    -------    -------    -------    -------    -------    -------    -------
Net income  ..................................   5,246      4,524      3,421      4,733      5,271      6,800      8,668      6,886
Convertible preferred stock
 accretion  ..................................   1,842      2,393      2,393      2,393      2,400      1,482         --         --
                                               -------    -------    -------    -------    -------    -------    -------    -------
Net income available to common
 stockholders  ............................... $ 3,404    $ 2,131    $ 1,028    $ 2,340    $ 2,871    $ 5,318    $ 8,668    $ 6,886
                                               =======    =======    =======    =======    =======    =======    =======    =======
Net income per share:
 Basic  ......................................   $0.12      $0.10      $0.05      $0.11      $0.13      $0.15      $0.15      $0.12
 Diluted  ....................................   $0.10      $0.08      $0.06      $0.08      $0.09      $0.11      $0.14      $0.11
Shares used in net income per share
 calculations:
 Basic  ......................................  28,073     21,205     21,258     21,308     22,037     34,777     57,720     58,307
 Diluted  ....................................  51,922     55,007     57,222     58,092     58,573     60,125     63,719     64,051

                                                                                Three months ended
                                               ------------------------------------------------------------------------------------
                                               Sep. 30,   Dec. 31,   Mar. 31,   June 30,   Oct. 2,   Jan. 1,   April 2,   June 30,
                                               ---------  ---------  ---------  ---------  --------  --------  ---------  ---------
                                                 1997       1997       1998       1998       1998      1999      1999       1999
                                               ---------  ---------  ---------  ---------  --------  --------  ---------  ---------
As a Percentage of Total Revenues:
Net revenues  ................................    100.0%     100.0%     100.0%     100.0%    100.0%    100.0%     100.0%     100.0%
Cost of goods sold  ..........................     43.5       44.1       47.1       48.5      48.5      48.7       49.5       50.0
                                                  -----      -----      -----      -----     -----     -----      -----      -----
Gross profit  ................................     56.5       55.9       52.9       51.5      51.5      51.3       50.5       50.0
Operating expenses:
 Research and development  ...................      6.1        6.9        8.1        7.8       9.3       8.4        8.5        8.0
 Selling, general and administrative  ........     19.0       20.2       21.8       18.4      16.4      14.9       14.3       12.2
 Purchased in-process research and
  development.................................       --         --         --         --        --        --         --        8.2
 Amortization of intangibles  ................       --         --         --         --        --        --         --        0.6
                                                  -----      -----      -----      -----     -----     -----      -----      -----
   Total operating expenses  .................     25.1       27.1       29.9       26.2      25.7      23.3       22.8       29.0
                                                  -----      -----      -----      -----     -----     -----      -----      -----
Operating income  ............................     31.4       28.8       23.0       25.3      25.8      28.0       27.7       21.0
Interest income  .............................      1.3        1.7        2.2        2.3       1.8       2.1        2.4        2.3
Interest expense  ............................     (0.6)      (0.7)      (0.5)      (1.7)     (0.9)     (0.8)      (0.9)      (1.0)
                                                  -----      -----      -----      -----     -----     -----      -----      -----
Income before income taxes  ..................     32.1       29.8       24.7       25.9      26.7      29.3       29.2       22.3
Provision for income taxes  ..................     12.8       11.9       10.3       10.4      10.7      11.7       11.7        8.9
                                                  -----      -----      -----      -----     -----     -----      -----      -----
Net income  ..................................     19.3%      17.9%      14.4%      15.5%     16.0%     17.6%      17.5%      13.4%
                                                  =====      =====      =====      =====     =====     =====      =====      =====


Liquidity And Capital Resources

  Since inception, we have financed operations and met our capital expenditure requirements primarily through cash flows from operations and borrowings. Cash flows from operating activities were $13.5 million for fiscal 1997, $27.7 million for fiscal 1998 and $32.2 million for fiscal 1999. Cash flows from operating activities consisted primarily of net income, depreciation and amortization expenses, and increases in accrued liabilities and accounts payable, offset in part by increases in accounts receivable, inventories and deferred tax assets. In fiscal 1999, cash flows from operating activities also included purchased in-process research and development. At June 30, 1999, we had cash and cash equivalents of $55.1 million and working capital of $66.5 million.

  Net cash used in investing activities was $21.4 million for fiscal 1997, compared to $12.4 million for fiscal 1998 and $63.4 million for fiscal 1999. The cash used in fiscal 1997 and fiscal 1998 was primarily for capital expenditures. The cash used in fiscal 1999 was primarily for the purchase of ElectroPhotonics, which was $25.7 million, net of cash received, and capital expenditures of $41.8 million.

  On July 6, 1999, we acquired a controlling interest in FibX for cash of $12.0 million. On July 27, 1999, we entered into an agreement to acquire SMC Kaifa (Holdings) Ltd. for a total purchase price of 697,000 shares and cash of $12.0 million. Although we have no material commitments for capital expenditures, we expect to make capital expenditures in fiscal 2000 of approximately $50.0 million.

  Net cash provided in financing activities was $8.1 million in fiscal 1997, as compared to $1.6 million used in financing activities for fiscal 1998. The fiscal 1997 amount reflects the incurrence of $7.7 million in long-term debt. The fiscal 1998 amount reflects the net effect of our recapitalization, which was completed in July 1997. For a description of the recapitalization, see Note 1 to our audited consolidated financial statements included elsewhere in this Form 10-K. Net cash provided by financing activities for fiscal 1999 was $64.4 million and consisted primarily of net proceeds of $43.4 million from the issuance of common stock in our initial public offering and borrowings on long-term debt of $20.2 million.

  On July 29, 1999, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to sell 4,000,000 shares, which, if completed, will provide us with an additional source of liquidity.

  Based on current plans and business conditions, we believe that our existing cash and equivalents, cash generated from operations, available equipment financing sources and proceeds from our recent public offering will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

  On January 1, 1999, the participating member countries of the European Union converted to a common currency, the euro. On that same date they established fixed conversion rates between their existing sovereign currencies and the euro. Even though legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro until January 1, 2002, the participating countries will no longer be able to direct independent interest rates for the legacy currencies. The authority to set monetary policy will now reside with the new European Central Bank. We do not anticipate any material impact from the euro conversion on our financial information systems, which currently accommodate multiple currencies. We do not believe that the euro conversion issue will have any material impact on our pricing or market strategies or our financial condition and results of operations.

  At June 30, 1999, we had not entered into any agreements or purchased any financial instruments that expose us to material market risk.

Year 2000 Compliance

  Many computer programs use two digits rather than four to define the applicable year. Computer programs or hardware that have date sensitive software or chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of operations for any company using computer programs or hardware.

  We rely on our systems, applications and control devices in operating and monitoring all major aspects of our business. We installed new Enterprise Resource Planning software during fiscal 1998 at a cost of approximately $1.0 million which we believe is year 2000 compliant. With respect to our own systems, we rely on the representations of our primary software vendors that their products are year 2000 compliant. Based in part on representations of our software vendors and our internal review of our information technology and non-information technology systems, software and devices, we believe our systems, software and devices are year 2000 compliant. However, the noncompliance of our systems, software and devices could severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. Based on our assessment to date, we do not anticipate that costs associated with remediating any of our internal systems will be material.

  We also rely, directly and indirectly, on external systems of our customers, suppliers, creditors, financial organizations, utilities providers and governmental entities, both domestic and international. None of these systems is under our control. Consequently, we could be affected by disruptions in the operations of the enterprises with which we interact. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by year 2000 issues as companies expend significant resources to make their current systems year 2000 compliant. Some of our customers, including each of our three largest customers, have requested information from us concerning our exposure to year 2000 problems, the steps we have taken to resolve any year 2000 problems and what level of management attention is being focused on the issue.

  Similarly, we have sent inquiries to certain of our suppliers requesting substantially the same information from them. We have received representations from certain of our suppliers, including each of our sole source suppliers, as to the year 2000 compliance of their systems and products. We have not assessed the year 2000 compliance of our customers. If our customers encounter year 2000 problems that prevent their products from functioning properly, these customers may be forced to devote significant resources to fixing these problems and may reduce or suspend the manufacture of new telecommunications equipment during that time. As a result, our sales of components to these customers could be materially and adversely affected. In addition, if our suppliers, particularly our sole source suppliers, are unable to manufacture or deliver supplies to us as a result of year 2000 problems, our ability to manufacture and sell our products would be materially and adversely affected.

  We have not adopted a formal year 2000 contingency plan because, based on the information available to us, we believe that we do not have material exposure to significant business interruptions as a result of year 2000 compliance issues.

  The foregoing is a Year 2000 Readiness Disclosure as defined by the Year 2000 Information and Readiness Disclosure Act of 1998.

Risk Factors

  In addition to the other information in this Annual Report, one should carefully consider the following factors in evaluating us.

If one of our small number of major customers delays or reduces purchases, our revenues will decline.

  Historically, a small number of customers have accounted for a significant portion of our revenues. In fiscal year 1999, our three largest customers and their related entities accounted for 64.0% of our revenues. If any one of those customers reduces or delays its purchases, our revenues will decline. We expect that we will continue to depend on sales to a small number of large customers for the foreseeable future. Our customers also have and will continue to have the negotiating leverage to obtain price reductions.

  The telecommunications equipment industry is dominated by a small number of large companies and is currently consolidating. Consolidation reduces the number of potential customers in the industry, and may increase our dependence on a small number of customers.

If our customers are not selected for new telecommunications equipment deployments, our shipments and revenues will be reduced.

  Sales of our components depend on sales of fiber optic telecommunications equipment, which are shipped in quantity when telecommunications service providers add capacity. Equipment manufacturers compete for sales in each capacity deployment. If equipment manufacturers that use our products in their products do not win a contract, their demand for our products will decline, reducing our future revenues. Similarly, a delay in selecting equipment manufacturers for a deployment could delay our shipments and revenues.

We depend on sales of wavelength division multiplexing products, so a decline in sales of these products would materially reduce our revenues.

  A small number of products have historically accounted for a majority of our net revenues. In particular, sales of wavelength division multiplexing components and modules accounted for 38.3% of our revenues in fiscal year 1999. We expect sales of WDMs to be a majority of our fiscal 2000 revenues. If sales of this product line decline, our overall revenues will be lower, which could result in operating losses. We may not be successful in taking steps to mitigate the risks associated with reduced demand for our existing products.

If we cannot obtain an adequate supply of thin film filters, our wavelength division multiplexing product revenues may decline.

  Thin film filters are a key raw material for wavelength division multiplexers. Revenues from wavelength division multiplexer sales represented 38.3% of our total fiscal 1999 revenues and 41.7% of our total revenues in the fourth quarter of fiscal 1999 and are expected to increase to more than 50% of our total revenues in fiscal 2000. In the fourth quarter of fiscal 1999 we experienced a shortage of thin film filters, which limited our ability to ship product and generate revenues. Filter production is a complex and sensitive process which is difficult to replicate, and we may face shortages of these filters in the future.

We expect the price of our existing products to decline, and if we do not reduce our manufacturing costs, our gross margins will decline and we could incur losses.

  The fiber optic component industry is very competitive and is characterized by declining prices. We believe that since average selling prices are declining rapidly, we must increase our manufacturing capacity and greatly increase unit volume sold in order to maintain our existing revenues. If we add capacity, we increase our fixed costs, and also further increase the level of unit sales we must achieve to maintain operating margins. As a result, if we are unable to continuously reduce our manufacturing costs, our net revenues and gross margins would decline. These industry-wide price declines result from factors such as:

  .  increased competition for business;

  .  a limited number of potential customers;

  .  competition from companies with lower labor and production costs;

  .  introduction of new products by competitors; and

  .  greater economies of scale for higher volume manufacturers.

Our customers are not obligated to buy material amounts of our products and may cancel or defer purchases on short notice.

  Our customers typically purchase our products under individual purchase orders and may cancel or defer purchases on short notice without significant penalty. While we have recently announced long-term contracts with some of our customers, these contracts do not obligate the customers to buy material amounts of our products. Accordingly, sales in a particular period are difficult to predict. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may have a material adverse effect on us, particularly if we do not anticipate them.

We depend on a limited number of suppliers, and we may not be able to ship products on time if we are unable to obtain an adequate supply of raw materials and equipment on a timely basis.

  We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. Some of our suppliers are sole sources. We typically do not have long-term agreements with our suppliers, and, therefore, our suppliers generally may stop supplying materials and equipment to us at any time. The reliance on a sole or limited number of suppliers could result in delivery problems and reduced control over product pricing and quality.

Our quarterly operating results are subject to significant fluctuations, and you should not rely on them as an indication of our future performance.

  Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past and may fluctuate significantly in the future as a result of several factors, some of which are outside of our control. These factors include:

  .  the size and timing of customer orders;

  .  our ability to manufacture and ship our products on a timely basis;

  . our ability to obtain sufficient supplies to meet our product manufacturing needs;

  .  our ability to meet customer product specifications and qualifications;

  .  our ability to sustain high levels of quality across all product lines;

  .  changes in our product mix;

  .  customers' ability to cancel and reschedule orders;

  .  seasonality of customer demand; and

  .  difficulties in collecting accounts receivable.

  Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. This could adversely affect the trading price of our common stock.

Our operating results may fluctuate because our product sales cycle is long and unpredictable.

  To date, our customers have taken a long time to reach a decision to purchase our products. This long sales cycle may cause our revenues and operating results to vary unpredictably from period to period. The period of time between our initial contact with a customer and the receipt of an actual purchase order may span a year or more. In addition, customers perform, and require us to perform, extensive product evaluation and testing of new components before purchasing them.

The markets in which we operate are highly competitive, which could result in lost sales and lower revenues.

  The market for fiber optic components is intensely competitive, which could result in existing customers rapidly shifting their orders to competitors. Because many of our competitors have significantly greater financial and other resources than we have, they may be able to more quickly:

  .  respond to new technologies or technical standards;

  .  react to changing customer requirements and expectations;

  . devote greater resources to the development, production, promotion and sale of products; and

  .  deliver competitive products at lower prices.

  In addition, some of our customers have fiber optic component manufacturing capabilities, which may represent further competition and lost sales opportunities if those customers choose to manufacture and sell products that they currently purchase from us.

As our competitors consolidate, they may offer products or pricing which we cannot meet, which could cause our revenues to decline.

  Consolidation in the fiber optic component industry could intensify the competitive pressures that we face. For example, two of our competitors, JDS Fitel and Uniphase have merged. The merged company has announced its intention to offer more integrated products that could make our products less competitive.

If we do not achieve our planned revenues, we could incur operating losses because our expenses are fixed in the short term.

  We make manufacturing and related capital expenditures in anticipation of a level of customer orders that may vary over multiple quarters. Our expenditures are largely based on anticipated future sales and a significant portion of our expenses is fixed in the short term. If anticipated levels of customer orders are not received, we may not be able to reduce our expenses quickly enough to prevent a decline in our gross margins and operating income.

If we do not plan our manufacturing expansion accurately, we could lose sales and customer relationships.

  Expanding our manufacturing capacity requires substantial time to build out and equip facilities and train personnel. If we receive orders substantially in excess of our planned capacity, we might not be able to fulfill them quickly enough to meet customer requirements. Our inability to deliver products timely could enable competitors to win business from our customers. Since customers often design a component into their equipment, this could result in a permanent loss of a customer for one or more of our components.

If we cannot expand our manufacturing facilities or qualify new production lines with customers, our revenues could decline.

  We are in the process of increasing our manufacturing capacity at our existing facilities as well as pursuing the expansion of overseas manufacturing in Taiwan and China. The development of overseas manufacturing capabilities involves significant risks, including:

  .  unanticipated cost increases;

  .  unavailability or late delivery of equipment;

  .  unforeseen environmental or engineering problems;

  .  personnel recruitment delays; and

  .  political instability.

  Any one of these risks could have a material adverse effect on the start up or operation of new facilities. Once developed, many customers require qualification of the manufacturing line before they will purchase any products from that line. Delays in the qualification process or a customer's inability to qualify a new manufacturing line could have a negative impact on our revenues.

If we fail to maintain acceptable manufacturing yields, we may need to delay product shipments and our gross margins could be impaired.

  The manufacture of our products involves highly complex and labor intensive processes, requiring production in controlled and clean environments. If we do not meet these requirements, our manufacturing yields, which is the percentage of our products which meet customer specifications, could decline, resulting in product shipment delays, possible lost revenue opportunities, and impaired gross margins. In response to changes in product specifications and customer needs, our manufacturing process may experience changes that could significantly reduce manufacturing yields. Our production yields could also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers. Some of our manufacturing lines have experienced and may continue to experience lower than expected production yields. We cannot be sure that our manufacturing facilities will achieve or maintain acceptable yields in the future.

Our revenues would suffer if a key sales representative or distributor were to stop selling or reduce sales of our products.

  We sell substantially all of our products through a network of independent sales representatives and distributors, the majority of whom have exclusive rights to sell our products in certain territories. There is a risk that our independent sales representatives and distributors may discontinue sales of our products in order to switch to representing one or more of our competitors, which would result in reduced revenue for us. In addition, some of our customers have requested to purchase our products directly from us, which may give some of our affected independent sales representatives and distributors less incentive to sell our products.

New technologies or industry standards could make our products noncompetitive, decreasing our sales.

  New technologies are emerging due to increased competition and customer demand. The introduction of new products incorporating new technologies or the emergence of new industry standards could make our existing products noncompetitive. For example, new technologies are being developed in the design of wavelength division multiplexers that compete with the thin film filters that we employ. Our future results will depend on our ability to successfully develop and introduce a variety of new products and product enhancements.

If our new product introductions are delayed, or if our new products have defects, our revenues would be harmed and our costs could increase.

  Our products are complex and new products may take longer to develop than originally anticipated. These products may contain defects when first introduced or as new versions are released. If we do not introduce new products in a timely manner, we will not obtain incremental revenues from these products or be able to replace more mature products with declining revenues or gross margins. Customers that have designed our new components into their products could instead purchase components from our competitors, resulting in lost revenue over a longer term. We could also incur unanticipated costs in attempting to complete delayed new products or to fix defective products.

Acquisitions and investments may adversely affect our business.

  We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Acquisitions or investments could result in a number of financial consequences, including:

  .  potentially dilutive issuances of equity securities;

  .  large one-time write-offs;

  .  reduced cash balances and related interest income;

  . higher fixed expenses which require a higher level of revenues to maintain gross margins;

  .  the incurrence of debt and contingent liabilities; and

  .  amortization expenses related to goodwill and other intangible assets.

  Furthermore, acquisitions involve numerous operational risks, including:

  . difficulties in the integration of operations, personnel, technologies, products and the information systems of the acquired companies;

  .  diversion of management's attention from other business concerns;

  . diversion of resources from our existing businesses, products or technologies;

  . risks of entering geographic and business markets in which we have no or limited prior experience; and

  .  potential loss of key employees of acquired organizations.

We may not be able to recruit and retain the personnel we need to succeed.

  We heavily depend upon our ability to attract and retain highly-skilled technical personnel, who have advanced skills and experience in the specialized field of fiber optics. If we cannot hire or retain these technical personnel, our product development programs may be delayed and our customer support efforts may be less effective. In addition, most of our operations are located in Silicon Valley, where it has become increasingly difficult to find qualified personnel in all areas of our business. If we are unable to hire the necessary managerial, sales and marketing personnel, we may not be able to grow our revenues.

Our international sales could be delayed or could have costs which would lower their contribution to our gross profit.

  We generate a significant portion of our revenues from sales to companies located outside the United States, principally in Europe. As a result, a significant portion of our sales faces risks inherent in international operations, including:

  .  government controls, which can delay sales or increase our costs;

  . export licensing requirements and restrictions, which can delay or prevent sales;

  . tariffs and other trade barriers, which can increase our costs and make our products uncompetitive; and

  . greater difficulty in accounts receivable collection and longer collection periods, which can increase our need for working capital.

  Currently, almost all of our international sales are U.S. dollar denominated. As a result, our customers' orders could fluctuate significantly based upon changes in our customers' currency exchange rates in relation to the U.S. dollar. A large increase in the value of the U.S. dollar could make our products more expensive to our foreign customers, resulting in cancelled or delayed orders and decreased revenues.

Our international operations expose us to additional costs, some of which we cannot predict.

  Our recent expansion of our operations into other countries, such as Canada, Taiwan and China, has increased both the administrative complications we must manage and our exposure to currency fluctuations. If we cannot comply with local regulations, we could incur unexpected costs and potential litigation. Our international operations could cause our average tax rate to increase. We could also incur expenses due to the exchange rate risk because many expenses relating to our international operations are denominated in foreign currencies, while our revenues are in U.S. dollars.

If we cannot protect or enforce our intellectual property rights, our competitive position may be impaired.

  Our success will depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technology and processes, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. Policing unauthorized use of our products is expensive and difficult, and we cannot be sure that the steps we have taken will prevent misappropriation or infringement of our intellectual property.

Intellectual property claims against us could cause our business to suffer.

  The telecommunications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights. We have entered into indemnification obligations in favor of our customers and partners that could be triggered upon an allegation or finding that we infringe other parties' proprietary rights. In the past, we have received notifications alleging that we are infringing the intellectual property rights of third parties. Whether or not these claims are successful, we would likely incur significant costs and diversion of our resources defending these claims, which could have a material adverse effect on our business, financial condition and results of operations.

We could incur costs and experience disruptions complying with environmental regulations.

  We handle small amounts of hazardous materials as part of our manufacturing activities. Although we believe that we have complied with all applicable environmental regulations in connection with our operations, we may be required to incur environmental remediation costs to comply with current or future environmental laws.

Our operations could be disrupted by natural disasters.

  Our facilities are susceptible to damage from earthquakes as well as from fire, floods, loss of power or water supply, telecommunications failures and similar events. Any of these events could significantly disrupt our operations.

Our business could be disrupted by year 2000 compliance issues.

  Many current installed computer systems and software products are coded to accept only two-digit entries in the date code field and need to be upgraded or replaced in order to correctly process dates beginning in 2000 and achieve year 2000 compliance. Although we believe our own software is year 2000 compliant, we may be wrong. If we are wrong, we could face unexpected expenses to fix the problems or significant disruptions of our business, which could have a material adverse affect on our business, financial condition and results of operations.

  We also rely on external systems and software of third parties that may not be year 2000 compliant. None of these systems are under our control. Consequently, our business could be adversely affected by disruptions in the operations of enterprises with which we interact. If our suppliers, particularly our sole source suppliers, encounter year 2000 problems and are unable to manufacture or deliver supplies to us, our ability to manufacture and sell our products could be materially and adversely affected. Furthermore, we have not assessed the year 2000 compliance of our customers. If our customers encounter year 2000 problems, these customers may be forced to devote significant resources to fixing these problems and as a result, reduce purchases of our products. We do not currently have in place any contingency plans for our operations if year 2000 issues are not resolved in time or go undetected. The incomplete or untimely resolution of any of these issues could have a material adverse affect on our business, financial condition and results of operations.

Our stock price could fluctuate significantly.

  The market price of our common stock could fluctuate significantly in response to various factors and events, including:

  .  operating results below market expectations;

  . announcements of technological innovations or new products by us or our competitors;

  .  loss of a major customer;

  . changes in, or our failure to meet, financial estimates by securities analysts;

  .  industry developments;

  .  economic and other external factors; and

  .  period-to-period fluctuations in our financial results.

  In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Past stock price performance is not an indication of future performance.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

  The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties set out below and in the section of this report entitled "Risk Factors."

Interest Rate Sensitivity

  Cash and Cash-Equivalents. As of June 30, 1999, we had cash and cash equivalents of $55.1 million invested in liquid money market funds or bank accounts with average maturities of less than 120 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at June 30, 1999 would not have a material impact on our cash or cash equivalents.

  Outstanding Debt and Capital Lease Obligations. As of June 30, 1999 we had outstanding long-term debt and capital lease obligations of approximately $30.1 million at fixed interest rates ranging from 6.4% to 8.6%. Because the interest rates on these instruments are fixed, a hypothetical decrease in market interest rates of 10 percent from levels at June 30, 1999 would not have a material impact on our outstanding debt and capital lease obligations.

  Foreign Currency Exchange Rate Risk. Currently, all of our international sales are U.S. dollar denominated. We have not entered into any currency hedging activities.

ITEM 8.   Financial Statements and Supplementary Data

                              E-TEK DYNAMICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
                                                            ----
E-TEK Dynamics, Inc.

Report of Independent Accountants  .....................     24

Consolidated Balance Sheet  ............................     25

Consolidated Statement of Operations  ..................     26

Consolidated Statement of Stockholders' Equity   .......     27

Consolidated Statement of Cash Flows  ..................     28

Notes to Consolidated Financial Statements  ............     29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of E-TEK Dynamics, Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of E-TEK Dynamics, Inc. and its subsidiaries at June 30, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

San Jose, California
July 20, 1999, except as to
Note 14, which is as of July 27, 1999

                              E-TEK DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                              June 30,
                                                                        --------------------
                                                                          1998       1999
                                                                        ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents  ........................................   $ 21,918   $ 55,090
  Accounts receivable  ..............................................     15,463     29,831
  Advance to joint venture  .........................................      7,000         --
  Inventories  ......................................................      6,909     20,367
  Deferred tax assets  ..............................................      7,873     13,542
  Other current assets  .............................................        343      3,542
                                                                        --------   --------
     Total current assets  ..........................................     59,506    122,372
Property and equipment, net  ........................................     30,872     61,874
Long-term investments  ..............................................         --     11,665
Goodwill and other intangibles, net  ................................         --     34,585
                                                                        --------   --------
     Total assets  ..................................................   $ 90,378   $230,496
                                                                        ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  .................................................   $  8,281   $ 17,762
  Accrued liabilities  ..............................................     16,187     26,352
  Income taxes payable  .............................................         --      4,337
  Current portion of capital lease obligations.......................      1,240      1,277
  Current portion of long-term debt  ................................        216      6,101
                                                                        --------   --------
     Total current liabilities  .....................................     25,924     55,829
Capital lease obligations, net of current portion....................      3,557      2,281
Long-term debt, net of current portion  .............................     10,251     19,232
Deferred income taxes  ..............................................         --      3,481
                                                                        --------   --------
     Total liabilities  .............................................     39,732     80,823
                                                                        --------   --------
Commitments and contingencies (Note 13)
Mandatorily Redeemable Convertible Preferred Stock, no par value,
 30,000 shares authorized, issued and outstanding; none authorized,
 issued or outstanding   ............................................    125,144         --
                                                                        --------   --------
Stockholders' equity:
  Preferred Stock, none authorized, issued or outstanding; $0.01 par value, 25,000 shares authorized, none issued and
    outstanding  ....................................................         --         --
  Common Stock, no par value, 65,000 shares authorized, 27,299 shares issued and outstanding; $0.001 par value, 300,000 shares
    authorized, 62,054 shares issued and outstanding  ...............     19,468         63
  Additional paid-in capital  .......................................         --    216,124
  Notes receivable from stockholders  ...............................    (14,215)   (11,454)
  Deferred compensation  ............................................     (4,753)    (3,805)
  Distribution in excess of net book value  .........................    (83,901)   (83,901)
  Retained earnings  ................................................      8,903     32,646
                                                                        --------   --------
     Total stockholders' equity  ....................................    (74,498)   149,673
                                                                        --------   --------
     Total liabilities and stockholders' equity  ....................   $ 90,378   $230,496
                                                                        ========   ========

                See Notes to Consolidated Financial Statements.

                              E-TEK DYNAMICS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                      Fiscal Year Ended June 30,
                                                               ---------------------------------------
                                                                1997             1998          1999
                                                               -------        ---------      ---------
Net revenues  ................................................ $73,076         $106,924       $172,664
Cost of goods sold  ..........................................  30,599           49,063         85,123
                                                               -------         --------       --------
  Gross profit  ..............................................  42,477           57,861         87,541
                                                               -------         --------       --------
Operating expenses:
  Research and development  ..................................   3,953            7,702         14,687
  Selling, general and administrative  .......................  15,290           21,097         24,516
  Purchased in-process research and development  .............      --               --          4,207
  Amortization of intangibles  ...............................      --               --            300
                                                               -------         --------       --------
     Total operating expenses  ...............................  19,243           28,799         43,710
                                                               -------         --------       --------
Operating income  ............................................  23,234           29,062         43,831
Interest income  .............................................     962            1,992          3,784
Interest expense  ............................................    (571)            (988)        (1,573)
                                                               -------         --------       --------
Income before income taxes  ..................................  23,625           30,066         46,042
Provision for income taxes  ..................................   8,477           12,142         18,417
                                                               -------         --------       --------
Net income  ..................................................  15,148           17,924         27,625
Convertible Preferred Stock accretion  .......................      --            9,021          3,882
                                                               -------         --------       --------
Net income available to Common Stockholders  ................. $15,148         $  8,903       $ 23,743
                                                               =======         ========       ========
Net income per share:
  Basic  ..................................................... $  0.30         $   0.39       $   0.55
  Diluted  ................................................... $  0.30         $   0.32       $   0.45
Shares used in net income per share calculations:
  Basic  .....................................................  50,000           22,970         43,152
  Diluted  ...................................................  50,000           55,561         61,746

                See Notes to Consolidated Financial Statements.

                              E-TEK DYNAMICS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                                         Notes                     Distribution
                                                                     -------------                 -------------
                                                        Additional    Receivable                   in Excess of
                                                        -----------  -------------                 -------------
                                      Common Stock        Paid-in        from         Deferred       Net Book
                                   -------------------  -----------  -------------  -------------  -------------
                                    Shares    Amount      Capital    Stockholders   Compensation       Value
                                   --------  ---------  -----------  -------------  -------------  -------------
Balance at June 30, 1996  ........  50,000   $  1,963     $     --       $     --        $    --       $     --
Net income  ......................      --         --           --             --             --             --
                                   -------   --------     --------       --------        -------   ------------
Balance at June 30, 1997  ........  50,000      1,963           --             --             --             --
Repurchase of Common Stock  ...... (30,000)    (1,963)          --                            --        (83,901)
Exercise of Common Stock
 options for cash  ...............      88        210           --             --             --             --
Exercise of Common Stock
 options for Notes Receivable
 from stockholders  ..............   7,211     18,215           --        (13,615)        (4,600)            --
Deferred compensation related to
 Common Stock options  ...........      --      1,043           --             --         (1,043)            --
Amortization of deferred
 compensation related to
 Common Stock options  ...........      --         --           --             --            290             --
Imputed interest and compensation
 expense related to Notes
 Receivable  .....................      --         --           --           (600)           600             --
Convertible Preferred Stock
 accretion  ......................      --         --           --             --             --             --
Net income  ......................      --         --           --             --             --             --
                                   -------   --------     --------       --------        -------   ------------
Balance at June 30, 1998  ........  27,299     19,468           --        (14,215)        (4,753)       (83,901)
Effect of Delaware
 re-incorporation  ...............      --    (19,441)      19,441             --             --             --
Exercise of Common Stock
 options for cash  ...............     158         --          460             --             --             --
Issuance of Common Stock under
 Employee Stock Purchase Plan  ...     120         --        1,225             --             --             --
Exercise of Common Stock options
 for Notes Receivable from
 Shareholders  ...................     125          1        1,249           (934)          (316)            --
Repurchase of Common Stock  ......     (48)        --         (131)            93             38             --
Deferred Compensation related
 to Common Stock options  ........      --         --        1,413             --         (1,413)            --
Amortization of deferred
 compensation related to
 Common Stock options  ...........      --         --           --             --            540             --
Imputed interest and
 compensation expense
 related to Notes
 Receivable  .....................      --         --           --           (960)           960             --
Repayment of Notes
 Receivable from
 Stockholders  ...................      --         --           --          4,562          1,139             --
Issuance of Common Stock
 in conjunction with
 initial public offering,
 net of issuance costs  ..........   4,000          4       43,386             --             --             --
Convertible Preferred Stock
 accretion  ......................      --         --           --             --             --             --
Conversion of Convertible
 Preferred Stock
 to Common Stock  ................  30,000         30      128,996             --             --             --
Issuance of Common Stock
 in conjunction with the
 purchase of
 ElectroPhotonics   ..............     400          1       13,708             --             --             --
Increase in investment
 carrying value
 in ADVA (Note 5)  ...............      --         --        5,222             --             --             --
Tax benefit from
 stock options  ..................      --         --        1,155             --             --             --
Net income  ......................      --         --           --             --             --             --
                                   -------   --------     --------       --------        -------   ------------
Balance at June 30, 1999  ........  62,054   $     63     $216,124       $(11,454)       $(3,805)      $(83,901)
                                   =======   ========     ========       ========        =======   ============

                                                                    Total
                                                    Retained     Stockholders'
                                                    Earnings        Equity
                                                    --------     -------------
Balance at June 30, 1996  ........................  $ 18,988       $  20,951
Net income  ......................................    15,148          15,148
                                                    --------       ---------
Balance at June 30, 1997  ........................    34,136          36,099
Repurchase of Common Stock  ......................   (34,136)       (120,000)
Exercise of Common Stock options for cash.........        --             210
Exercise of Common Stock options for Notes
 Receivable from stockholders  ...................        --              --
Deferred compensation related to Common Stock
 options..........................................        --              --
Amortization of deferred compensation related to
 Common Stock options  ...........................        --             290
Imputed interest and compensation expense related
 to Notes Receivable..............................        --              --
Convertible Preferred Stock accretion.............    (9,021)         (9,021)
Net income  ......................................    17,924          17,924
                                                    --------       ---------
Balance at June 30, 1998  ........................     8,903         (74,498)
Effect of Delaware re-incorporation...............        --              --
Exercise of Common Stock options for cash.........        --             460
Issuance of Common Stock under Employee Stock
 Purchase Plan  ..................................        --           1,225
Exercise of Common Stock options for Notes
 Receivable from Shareholders  ...................        --              --
Repurchase of Common Stock  ......................        --              --
Deferred Compensation related to Common Stock
 options..........................................        --              --
Amortization of deferred compensation related to
 Common Stock options  ...........................        --             540
Imputed interest and compensation expense
 related to Notes Receivable  ....................        --              --
Repayment of Notes Receivable from Stockholders...        --           5,701
Issuance of Common Stock in conjunction with
 initial public offering, net of issuance costs...        --          43,390
Convertible Preferred Stock accretion.............    (3,882)         (3,882)
Conversion of Convertible
 Preferred Stock to Common Stock..................        --         129,026
Issuance of Common Stock in conjunction with the
 purchase of ElectroPhotonics.....................        --          13,709
Increase in investment carrying value
 in ADVA (Note 5)  ...............................        --           5,222
Tax benefit from stock options....................        --           1,155
Net income  ......................................    27,625          27,625
                                                    --------       ---------
Balance at June 30, 1999  ........................  $ 32,646       $ 149,673
                                                    ========       =========

                See Notes to Consolidated Financial Statements.

                              E-TEK DYNAMICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                Fiscal Years ended
                                                                         --------------------------------
                                                                                     June 30,
                                                                         --------------------------------
                                                                           1997        1998       1999
                                                                         ---------  ----------  ---------
Cash flows from operating activities:
 Net income  ..........................................................  $ 15,148   $  17,924   $ 27,625
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization  ......................................     3,086       6,148     11,805
  Stock compensation expense  .........................................        --         890      1,500
  Imputed interest income  ............................................        --        (600)      (960)
  Tax benefits from employee stock options  ...........................        --          --      1,155
  Purchased in-process research and development  ......................        --          --      4,207
  Changes in assets and liabilities (net of the effect
    of the acquisition of ElectroPhotonics):
    Accounts receivable  ..............................................    (9,977)        586    (14,238)
    Inventories  ......................................................    (2,519)     (2,808)   (13,458)
    Deferred income taxes  ............................................    (2,478)     (4,017)    (5,668)
    Other current assets  .............................................       160         342     (2,729)
    Accounts payable  .................................................     3,273       3,567      8,924
    Accrued liabilities  ..............................................     5,909       6,875      9,681
    Income taxes payable  .............................................       854      (1,215)     4,337
                                                                         --------   ---------   --------
     Net cash provided by operating activities  .......................    13,456      27,692     32,181
                                                                         --------   ---------   --------
Cash flows from investing activities:
 Additions to property and equipment  .................................   (15,284)    (16,267)   (41,792)
 Payment from (advance to) joint venture  .............................        --      (7,000)     7,000
 Long-term investments  ...............................................        --          --     (2,964)
 Acquisition of ElectroPhotonics, net of cash received  ...............        --          --    (25,654)
 Maturities and sale of short-term investments  .......................       354      14,983         --
 Purchase of short-term investments  ..................................    (6,426)     (4,143)        --
                                                                         --------   ---------   --------
     Net cash used in investing activities  ...........................   (21,356)    (12,427)   (63,410)
                                                                         --------   ---------   --------
Cash flows from financing activities:
 Repurchase of Common Stock  ..........................................              (120,000)        --
 Proceeds from issuance of Mandatorily Redeemable
  Convertible Preferred Stock  ........................................        --     116,123         --
 Payment to stockholder for note  .....................................      (200)         --         --
 Proceeds from exercise of Common Stock options  ......................        --         210        460
 Proceeds from issuance of Common Stock, net  .........................        --          --     43,390
 Proceeds from Employee Stock Purchase Plan  ..........................        --          --      1,225
 Principal repayments by stockholders on note receivable  .............     1,384          --      5,701
 Principal payments on capital lease obligations  .....................      (700)       (757)    (1,240)
 Borrowings on long-term debt  ........................................     7,700       3,000     20,175
 Payments on long-term debt  ..........................................       (51)       (182)    (5,310)
                                                                         --------   ---------   --------
     Net cash provided by (used in) financing activities  .............     8,133      (1,606)    64,401
                                                                         --------   ---------   --------
Net increase in cash and cash equivalents  ............................       233      13,659     33,172
Cash and cash equivalents at beginning of period  .....................     8,026       8,259     21,918
                                                                         --------   ---------   --------
Cash and cash equivalents at end of period  ...........................  $  8,259   $  21,918   $ 55,090
                                                                         ========   =========   ========
Supplemental disclosure of cash flow information:
 Interest paid  .......................................................  $    514   $   1,036   $  1,525
 Income taxes paid  ...................................................  $ 10,103   $  17,549   $ 17,243
Non-cash investing and financing activities:
 Common Stock issued for the acquisition of ElectroPhotonics  .........  $     --   $      --   $ 13,709
 Acquisition of property and equipment through capital leases  ........  $  2,918   $   2,783   $     --

                See Notes to Consolidated Financial Statements.

                             E-TEK DYNAMICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Summary of Significant Accounting Policies

  The company and description of business

  E-TEK Dynamics, Inc. ("E-TEK" or "the Company") is a leader in the design and manufacture of components and modules for fiber optic networks. The product range includes WDM components and modules, isolators, couplers and micro-optic integrated components. These products are designed into Optical Amplifiers and WDM systems for communication networks. Applications include land and undersea, as well as emerging metropolitan and access, networks. E-TEK's customers are telecommunications equipment manufacturers that build optical networks for service providers. E-TEK operates in one business segment.

  Until July 23, 1997, the Company was owned by two founders ("the Founders"). In July 1997, the Company underwent a recapitalization in which it sold a controlling stake for $120 million in Mandatorily Redeemable Class A Convertible Preferred Stock ("Convertible Preferred Stock") which had significant rights and preferences over the Common Stock, including rights to elect a majority of E-TEK's directors, cumulative dividends and a liquidation preference. In connection with the recapitalization, the Company also repurchased $120 million in Common Stock from the Founders. The redemption was accounted for as a recapitalization and, accordingly, no change in the accounting basis of E-TEK's net assets has been made in the accompanying consolidated financial statements. The amount of cash paid to the stockholders exceeded the net assets of the Company at the time of the redemption by $83,901,000. This amount has been recorded in the equity section as distribution in excess of net book value.

  Pursuant to the recapitalization, the Company amended its articles of incorporation to change the authorized number of shares to 90,000,000, of which 30,000,000 were designated as Convertible Preferred Stock and 60,000,000 were designated as Common Stock. Also as of that date, there was a stock split in which each outstanding share of Common Stock was converted into 493.72476 shares of Common Stock. All shares and per share amounts were restated to reflect the stock split.

  In June and November 1998, the Company amended its articles of incorporation again to increase authorized shares of Common Stock to 65,000,000 shares and 300,000,000 shares, respectively. The Company is also authorized to issue 25,000,000 shares of Preferred Stock.

  The Company completed its initial public offering on December 2, 1998. Following the completion of the initial public offering, all shares of Convertible Preferred Stock converted into an aggregate of 30,000,000 shares of Common Stock.


  Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  Principles of consolidation

  All intercompany transactions and accounts have been eliminated.


  Equity method of accounting

  The Company accounts for its investment in foreign joint ventures using the equity method of accounting. The Company accounts for the increase or decrease of its proportionate share of net book value in equity basis investees from the investees' issuance of stock at a price above or below the net book value per share as a change to additional paid-in capital.

                             E-TEK DYNAMICS, INC.

  Revenue recognition

  Revenue from product sales is recognized at the time the product is shipped, with provisions established for estimated product returns and allowances. Revenue is deferred on shipments of new products as to which customer acceptance is considered to be uncertain.


  Warranty expense

  At the time of product shipment, the Company provides for the estimated costs that may be incurred under warranties for the product shipped.


  Research and development

  Research and development costs are expensed as incurred.


  Stock-based compensation

  The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").


  Cash and cash equivalents

  E-TEK considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.


  Inventories

  Inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out basis.


  Property and equipment

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which is fifteen years for buildings and range from three to five years for other property and equipment.


  Goodwill and other intangible assets

  Goodwill and other intangible assets are being amortized using the straight-line method over two to three years.

  Impairment of long-lived assets

  Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of" ("SFAS 121"), the Company reviews long-lived assets based upon a gross cash flow basis and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. Based on its most recent analysis, the Company believes that there was no impairment of the long-lived assets as of June 30, 1999.

                             E-TEK DYNAMICS, INC.

  Income taxes

  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and the amounts reported for financial reporting purposes. Deferred income taxes are provided on unremitted earnings from the foreign joint ventures to the extent they are not considered permanently reinvested.


  Fair value of financial instruments

  For certain of the Company's financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to their short maturities. The estimated fair value of fixed rate long-term debt is primarily based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. This fair value approximated the carrying amount of long-term debt at June 30, 1999.


  Comprehensive income

  During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. The comprehensive income did not differ from the net income for the years presented.


  Recently issued accounting standards

  In June 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material impact on its results of operations.


NOTE 2--ACQUISITION OF ELECTROPHOTONICS:

  The Company completed the acquisition of ElectroPhotonics Corporation in Canada on June 22, 1999. ElectroPhotonics develops optical networks components and modules including WDM components, dispersion equalization modules and optical network performance monitoring subsystems. The Company accounted for the transaction as a purchase and has included the operating results of ElectroPhotonics since the acquisition date in the accompanying consolidated financial statements. The Company issued approximately 400,000 shares of Common Stock with a market value of $13,709,000 and paid $26,728,000 in cash in exchange for all of the equity of ElectroPhotonics. Including acquisition costs of $460,000 and assumed liabilities of $582,000, the total purchase price was $41,479,000. The purchase price was allocated to identifiable tangible and intangible assets and to goodwill as follows (in thousands):

   Cash and marketable securities  ................................       $ 1,074
   Property & equipment  ..........................................           712
   Developed technology  ..........................................           933
   Core technology  ...............................................         2,335
   In-process research and development  ...........................         4,207
   Acquired workforce  ............................................           230
   Trade names  ...................................................           238
   Other assets  ..................................................           601
   Residual goodwill  .............................................        31,149
                                                                          -------
                                                                          $41,479
                                                                          =======

  The valuations of the intangible assets, including developed technology, core technology, in-process research and development, acquired workforce and trade names, were based on an independent appraisal. In the appraisal, projected

                             E-TEK DYNAMICS, INC.

incremental cash flows of projects were discounted using discount rates ranging from 14% for developed technology to 24% for in-process research and development. The discount rates used reflect difficulties and risks regarding technological feasibility, market acceptance and other matters.

  Goodwill is being amortized over three years. Developed technology and core technology are being amortized over two to three years. In-process research and development was expensed at the time of the acquisition in accordance with generally accepted accounting principles.

  The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding acquired in-process research and development, as if the acquisition of ElectroPhotonics had occurred at the beginning of fiscal 1998. The unaudited pro forma summary is not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 1998 or of results which may occur in the future.

                                                                                         June 30,
                                                                               ----------------------------
                                                                                    1998           1999
                                                                               --------------  ------------
   Net revenues.........................................................             $107,407      $173,094
   Net income...........................................................                8,202        19,706
   Diluted net income per share.........................................             $   0.14      $   0.32

                             E-TEK DYNAMICS, INC.

NOTE 3--BALANCE SHEET DETAIL:

                                                                                                        June 30,
                                                                                                  --------------------
                                                                                                    1998       1999
                                                                                                  ---------  ---------
  Accounts receivable:
     Trade receivables  ..................................................................        $ 20,358   $ 39,980
     Less: Allowances for doubtful accounts and sales returns  ...........................          (4,895)   (10,149)
                                                                                                  --------   --------
                                                                                                  $ 15,463   $ 29,831
                                                                                                  ========   ========
  Inventories:
     Raw materials  ......................................................................        $  3,459   $ 10,613
     Work in process  ....................................................................           1,566      7,577
     Finished goods  .....................................................................           1,884      2,177
                                                                                                  --------   --------
                                                                                                  $  6,909   $ 20,367
                                                                                                  ========   ========
  Property and equipment:
     Machinery and equipment  ............................................................        $ 22,429   $ 49,237
     Computers and software  .............................................................           2,008      3,078
     Furniture and fixtures  .............................................................             470      2,163
     Automobiles  ........................................................................             138         27
     Building improvements  ..............................................................           4,734     16,669
     Land and buildings  .................................................................          11,610     11,610
                                                                                                  --------   --------
                                                                                                    41,389     82,784
     Less: Accumulated depreciation  .....................................................         (10,517)   (20,910)
                                                                                                  --------   --------
                                                                                                  $ 30,872   $ 61,874
                                                                                                  ========   ========
  Goodwill and other intangible assets:
     Goodwill  ...........................................................................              --   $ 31,149
     Purchased technologies  .............................................................              --      3,268
     Other intangible assets  ............................................................              --        468
                                                                                                  --------   --------
                                                                                                        --     34,885
     Less: Accumulated amortization  .....................................................              --       (300)
                                                                                                  --------   --------
                                                                                                  $     --   $ 34,585
                                                                                                  ========   ========
  Accrued liabilities:
     Accrued compensation  ...............................................................        $  7,408   $ 10,887
     Accrued warranty  ...................................................................           3,735      4,620
     Accrued commissions  ................................................................           2,151      3,120
     Accrued professional services  ......................................................             839      1,221
     Accrued marketing expenses  .........................................................             270      1,185
     Deferred revenues  ..................................................................           1,000        915
     Accrued sales and property taxes  ...................................................             127        504
     Other  ..............................................................................             657      3,900
                                                                                                  --------   --------
                                                                                                  $ 16,187   $ 26,352
                                                                                                  ========   ========

NOTE 4--NET INCOME PER SHARE:

  Basic net income per share is computed by dividing net income available to Common Stockholders by the weighted average number of common shares outstanding during the period.

Diluted net income per share is calculated using the weighted average number of outstanding shares of Common Stock plus dilutive Common Stock equivalents. For all periods presented, Common Stock equivalents consist of Convertible Preferred Stock, unvested Common Stock subject to repurchase and Common Stock options using the treasury stock method based on the average stock price for the period.

                             E-TEK DYNAMICS, INC.

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                         Fiscal Year ended June 30,
                                                                                   ---------------------------------------
                                                                                        1997          1998         1999
                                                                                   --------------  -----------  ----------
Numerator:
  Net income  ...............................................................         $15,148      $17,924     $27,625
  Convertible Preferred Stock accretion  ....................................              --        9,021       3,882

  Net income available to Common Stockholders (Basic)  ......................          15,148        8,903      23,743
  Convertible Preferred Stock accretion  ....................................              --        9,021       3,882

  Net income available to Common Stockholders and assumed
    conversions (Diluted)  ..................................................         $15,148      $17,924     $27,625

Denominator:
  Denominator for basic earnings per share--weighted average
    common shares  ..........................................................          50,000       22,970      43,152
  Effect of dilutive securities
     Common Stock options  ..................................................              --          296       1,998
     Unvested Common Stock subject to repurchase  ...........................              --        4,104       4,166
     Convertible Preferred Stock  ...........................................              --       28,191      12,430

  Denominator for dilutive earnings per share--adjusted weighted
    average common shares and assumed conversions  ..........................          50,000       55,561      61,746

  Basic earnings per share  .................................................         $  0.30      $  0.39     $  0.55

  Diluted earnings per share  ...............................................         $  0.30      $  0.32     $  0.45


NOTE 5--JOINT VENTURES:

  FibX
  During fiscal 1998, the Company entered into an agreement with a Taiwanese company to form a joint venture in Taiwan to develop, manufacture and distribute fiber optic components and products. The Company and the other investor each contributed $7,000,000 in cash for a 50% interest in the joint venture. Under the joint venture agreement and a related license agreement, the Company received $7,000,000 from the joint venture for certain technology of the Company that was licensed to the joint venture.

  The $7,000,000 cash contributed by the Company and the $7,000,000 receivable from the joint venture offset so that, in substance, the Company received a 50% interest in the joint venture in exchange for a technology license that had no carrying value in the Company's financial statements. In accordance with Emerging Issues Task Force Consensus No. 89-7, the Company did not record any gain on the exchange and, therefore, the carrying value of the Company's investment in FibX as of June 30, 1998 was nil. The Company's equity interest in FibX was subsequently diluted to 45% through the issuance of equity to other parties.

  During fiscal 1999, FibX began to manufacture certain products for the Company. The Company sells certain components to and buys finished goods from FibX. The transactions between the Company and FibX during fiscal 1999 were immaterial. The Company's share of the equity loss in FibX was immaterial for fiscal 1999 and, therefore, the carrying value of the Company's investment in FibX was still nil as of June 30, 1999.

                             E-TEK DYNAMICS, INC.

  On July 6, 1999, the Company purchased an additional interest in FibX from other investors for $12,000,000 in cash. After the purchase, the Company's interest in FibX was increased to approximately 96%. The purchase resulted in goodwill and other intangible assets of approximately $6,000,000 (unaudited), which will be amortized in accordance with the Company's accounting policy. The pro forma combined results of operations for fiscal 1998 and 1999 were not materially different than the actual results.


  ADVA

  During fiscal 1995, the Company contributed $250,000 for a 40% ownership interest in a German company ("ADVA") that develops and manufactures fiber optic components and products. The other 60% interest was held by the Company's German distributor, AMS Opto Tech GmbH ("AMS"). During the quarter ended April 1, 1999, the Company contributed an additional $2,500,000 to maintain its 40% interest in ADVA. On March 30, 1999, ADVA completed its initial public offering and began trading on the Neuer Markt of the Frankfurt Stock Exchange. The Company's ownership interest in ADVA was reduced to 33% after ADVA's initial public offering. The Company increased the carrying value of its investment to reflect the increase in the Company's share of ADVA's net book value. The Company recorded the increase, net of the deferred tax liability, as a credit to additional paid-in capital. At June 30, 1999, the carrying value of the Company's investment in ADVA was $10,665,000. The market value of the investment at June 30, 1999 was $121,803,000.


NOTE 6--DEBT:

  In November 1996, the Company obtained a $7,700,000 term loan from a financial institution, which bears interest at a rate of 7.85% per annum. Monthly principal and interest payments are $59,000, with a final payment of all remaining unpaid principal and interest on December 1, 2001. This loan is secured by the Company's land and buildings with a net book value of $11,610,000 at June 30, 1999. The outstanding balance of this note as of June 30, 1999 was $7,426,000.

  In September 1997, the Company obtained a $3,000,000 term loan from a bank, which bore interest at a rate of LIBOR plus 1.7% per annum. Monthly principal and interest payments amounted to $27,000, with a final payment of all remaining unpaid principal and interest on September 30, 2000. This note was paid off fully during fiscal 1999.

  In November 1998, the Company obtained a $5,440,000 term loan from a financial institution, which bears interest at a rate of 6.46% per annum. Monthly principal and interest payments amount to $129,000 with a final payment of all remaining unpaid principal and interest in October 2002. Should the Company elect to prepay any remaining balance of this note, they are subject to a penalty not to exceed 3% of the original principal balance. This note is secured by certain equipment owned by the Company. At June 30, 1999, the outstanding balance of this note was $4,525,000.

  In January 1999, the Company obtained a $7,890,000 term loan from a financial institution, which bears interest at a rate of 6.38% per annum. Monthly principal and interest payments amount to $241,000 with a final payment of all remaining unpaid principal and interest in January 2002. Should the Company elect to prepay any remaining balance of this note, it would pay a penalty not to exceed 3% of the original principal balance. This note is secured by certain equipment owned by the Company. At June 30, 1999, the outstanding balance of this note was $6,882,000.


  In April 1999, the Company obtained a $6,845,000 term loan from a financial institution, which bears interest at a rate of 6.89% per annum. Monthly principal and interest payments amount to $211,000 with a final payment of all remaining unpaid principal and interest in April 2002. Should the Company elect to prepay any remaining balance of this note, it would pay a penalty not to exceed 3% of the original principal balance. This note is secured by certain equipment owned by the Company. At June 30, 1999, the outstanding balance of this note was $6,501,000.

                             E-TEK DYNAMICS, INC.

  Future principal payments under long-term debt are as follows (in thousands):


Fiscal Year ending June 30,
---------------------------
   2000  .........................................................................        $ 6,101
   2001  .........................................................................          6,523
   2002  .........................................................................         12,342
   2003  .........................................................................            367
                                                                                          -------
   Total principal payments  .....................................................         25,333
   Less: Current portion  ........................................................         (6,101)
                                                                                          -------
   Long-term portion of principal payments  ......................................        $19,232
                                                                                          =======

NOTE 7--INCOME TAXES:

  The provision for income taxes was as follows (in thousands):

                                                                          Fiscal Year ended June 30,
                                                                ----------------------------------------------
                                                                     1997             1998            1999
                                                                ---------------  ---------------  ------------
     Current
        Federal  .............................................         $ 9,492          $14,216       $21,586
        State  ...............................................           1,463            1,943         2,499
                                                                       -------          -------       -------
                                                                        10,955           16,159        24,085
                                                                       -------          -------       -------
     Deferred
        Federal  .............................................          (2,170)          (3,500)       (4,855)
        State  ...............................................            (308)            (517)         (813)
                                                                       -------          -------       -------
                                                                        (2,478)          (4,017)       (5,668)
                                                                       -------          -------       -------
                                                                       $ 8,477          $12,142       $18,417
                                                                       =======          =======       =======
     Tax rate reconciliation:
        Federal income tax statutory rate  ...................            35.0%            35.0%         35.0%
        State taxes, net of federal tax benefit  .............             2.9              2.6           2.3
        Permanent differences  ...............................              --              4.7           3.9
        Foreign sales corporation benefit  ...................            (2.7)            (4.2)         (3.0)
        Research and development credit  .....................            (0.7)            (1.0)         (1.1)
        Other  ...............................................             1.4              3.3           2.9
                                                                       -------          -------       -------
                                                                          35.9%            40.4%         40.0%
                                                                       =======          ========      ========

  Deferred tax assets and liabilities were comprised of the following (in thousands):

                                                                               June 30,
                                                                  -----------------------------------
                                                                        1998               1999
                                                                  -----------------  ----------------
     Deferred tax assets:
        Inventory reserves  .................................         $1,444            $ 2,579
        Uniform cost capitalization for inventory  ..........            789              1,250
        Sales return and bad debt reserves  .................          2,268              3,906
        Warranty reserves  ..................................          1,437              1,780
        Vacation and other accruals  ........................            657              2,428
        State taxes  ........................................            693                910
        Other  ..............................................            585                689
                                                                      ------            -------
                                                                       7,873             13,542
     Deferred tax liabilities  ..............................             --             (3,481)
                                                                      ------            -------
     Net deferred tax assets  ...............................         $7,873            $10,061
                                                                      ======            =======

                             E-TEK DYNAMICS, INC.

  Deferred tax liabilities of $3,481,000 at June 30, 1999 related to the tax effect of a book/tax basis difference for the Company's investment in ADVA.

NOTE 8--MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

  On December 2, 1998, all shares of Convertible Preferred Stock converted into an aggregate of 30,000,000 shares of Common Stock. Prior to the conversion, the holders of the Convertible Preferred Stock had various rights and preferences as follows:

  Voting

  Each share of Convertible Preferred Stock had voting rights equal to an equivalent number of shares of Common Stock into which it was convertible and voted together as one class with the Common Stock. Holders of Convertible Preferred Stock had the right to elect three of the five members of the Board of Directors.

  Cumulative dividends

  Dividends on each share of Convertible Preferred Stock accrued at a rate of 8% per annum of the liquidation value of $4.00 per share. For the years ended June 30, 1998 and 1999, the Company recorded $9,021,000 and $3,882,000, respectively, for the accretion of the value of the Convertible Preferred Stock related to the 8% dividend per annum on the $120,000,000 liquidation value of the Convertible Preferred Stock.

  The holders of the Convertible Preferred Stock were also entitled to participate in dividends on Common Stock, when and if declared by the Board of Directors, based on the number of shares of Common Stock held on an as-if converted basis.

  Redemption

  The holders of the Convertible Preferred Stock had the option to redeem the stock at the then liquidation value if there were a change in ownership of the Company. The liquidation value was defined as the greater of (i) an amount of $4.00 per share, plus any unpaid dividends or (ii) the consideration per share payable to holders of Common Stock assuming conversion to Common Stock of all outstanding Convertible Preferred Stock, plus any unpaid dividends, prior to liquidation.


NOTE 9--RESTRICTED STOCK AND STOCK OPTION PLANS:

  Restricted stock

  During fiscal 1998 and 1999, under the Company's 1997 stock option plans, the Company issued 7,211,000 and 125,000 shares of Common Stock, respectively, to employees and officers of the Company in exchange for promissory notes in an aggregate principal amount of $18,215,000 and $1,250,000, respectively. These notes, which are secured by the shares of Common Stock, are generally full recourse and payable in five years from the purchase date or upon termination of employment by the Company, whichever comes first. Because these notes do not bear interest, the $18,215,000 and $1,250,000 face values were discounted using a 6% interest rate to $13,615,000 and $934,000, respectively, with the difference recorded as deferred compensation cost. During fiscal 1998 and 1999, the Company recognized $600,000 and $960,000, respectively, of compensation expense and $600,000 and $960,000, respectively, of interest income related to this imputed interest income. These shares sold in exchange for the promissory notes are subject to a right of repurchase by the Company, subject to vesting, which is generally over a four year period from the grant date, until vesting is complete.

  In addition, under the Company's 1997 stock option plans, the Company issued 88,000 and 158,000 shares of Common Stock to employees of the Company for $210,000 and $460,000 in cash during fiscal 1998 and fiscal 1999, respectively. These shares sold are subject to a right of repurchase by the Company, subject to vesting, which is generally over a four year period from the date of grant, until vesting is complete.

  At June 30, 1999, there were 3,139,000 shares of Common Stock purchased under the Company's 1997 stock option plans subject to repurchase.

                             E-TEK DYNAMICS, INC.

  1997 Equity Incentive Plan

  In July 1997, the Company adopted the 1997 Equity Incentive Plan (the "Equity Plan") which provided for granting of incentive stock options and non-statutory stock options to employees, officers and consultants of the Company for up to 10,556,000 shares of Common Stock.

  Under the Equity Plan, incentive stock options were granted at a price that is not less than 100% of the fair market value of the stock on the date of grant,. Non-statutory stock options were granted at a price that was not to be less than 85% of the fair market value of the stock on the date of grant. The exercise price of any option granted to a 10% stockholder would not be less than 110% of the fair market value of the stock on the date of grant.

  Options are exercisable immediately subject to repurchase options held by the Company which generally lapse over a maximum period of four years at such times and under such conditions as determined by the Board of Directors. In August 1998, the Equity Plan was terminated and the remaining options available for grant under the Equity Plan were transferred to the 1998 Stock Plan.


  1997 Executive Equity Incentive Plan

  In October 1997, the Company adopted the 1997 Executive Equity Incentive Plan (the "Executive Plan") which provided for granting of incentive stock options and non-statutory stock options to officers or directors of the Company for up to 4,444,000 shares of Common Stock.

  Under the Executive Plan, incentive stock options are granted at a price that was not less than 100% of the fair market value of the stock on the date of grant. Non-statutory stock options were granted at a price that was not to be less than 85% of the fair market value of the stock on the date of grant. The exercise price of any option granted to a 10% stockholder would not be less than 110% of the fair market value of the stock on the date of grant.

  Options were exercisable immediately subject to repurchase by the Company which generally lapse over a maximum period of four years at such times and under such conditions as determined by the Board of Directors. In August 1998, the Executive Plan was terminated and the remaining options available for grant under the Executive Plan were transferred to the 1998 Stock Plan.


  1998 Stock Option Plan

  In August 1998, the Company adopted the 1998 Stock Plan (the "1998 Plan") to replace the Equity Plan and Executive Plan. The 1998 Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. A total of (i) 3,000,000 shares of the Company's Common Stock (plus shares which have been reserved but unissued under the Company's Equity Plan and Executive Plan), (ii) any share returned to the Equity Plan and the Executive Plan as a result of termination of options or repurchase of shares by the Company, and (iii) annual increases equal to the lesser of 3,000,000 shares, or 4% of the outstanding shares, are currently reserved for issuance pursuant to the 1998 Plan.

  The term of stock options granted under the 1998 Plan is generally 10 years. Under the 1998 Plan, incentive stock options are granted at a price that is not less than 100% of the fair market value of the stock on the date of grant. Non-statutory stock options are granted at a price that is not to be less than 85% of the fair market value of the stock on the date of grant. The exercise price of any option granted to a 10% stockholder will not be less than 110% of the fair market value of the stock on the date of grant. Options vest in four years under the 1998 Plan.

                             E-TEK DYNAMICS, INC.

  Directors' Stock Option Plan

  In August, 1998, the Company adopted the 1998 Director Option Plan (the "Director Plan"). A total of 250,000 shares of the Company's Common Stock, plus an annual increase equal to the optioned stock underlying options granted in the immediately preceding year, have been reserved for issuance under the Director Plan.

  Under the Director Plan, non-statutory stock options are granted at 100% of the fair value of the stock on the date of grant. The term of stock options granted under the Director Plan is generally 10 years. Options vest in four years. At June 30, 1999, no options have been issued under the Director Plan.


  1998 Employee Stock Purchase Plan

  In August 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan"). Under the 1998 Purchase Plan, eligible employees may purchase Common Stock at a price equal to 85% of the lower of the fair market value of the Common Stock at the beginning of a 24-month period or end of each six-month segment within such offering period. Participation is limited to 10% of an employee's compensation (not to exceed amounts allowed by the Internal Revenue Code). A total of 750,000 shares of Common Stock have been reserved for issuance under the 1998 Purchase Plan, plus annual increases equal to the lesser of (i) 750,000 shares, (ii) 1% of the outstanding shares on such date, or (iii) such lesser amount as may be determined by the Board of Directors. To date, 120,000 shares of Common Stock have been issued under the 1998 Purchase Plan.


  The following table summarizes activities under all of E-TEK's stock option plans:

                                                                                                                     Weighted
                                                                              Options                                 Average
                                                                             Available           Outstanding         Exercise
                                                                             for Grant             Shares              Price
                                                                            -----------          -----------         ---------
                                                                           (in thousands)      (in thousands)
  Shares authorized  ..............................................           15,000                  --              $   --
  Granted  ........................................................          (10,525)             10,525                2.97
  Exercised  ......................................................               --              (7,299)               2.52
  Cancelled  ......................................................              176                (176)               2.41
                                                                             -------              ------
  Balance at June 30, 1998  .......................................            4,651               3,050                4.05
  Shares authorized  ..............................................            3,250                  --                  --
  Granted  ........................................................           (3,095)              3,095               18.68
  Exercised  ......................................................               --                (283)               6.05
  Repurchased  ....................................................               48                  --                2.65
  Cancelled  ......................................................              123                (123)               8.39
                                                                             -------              ------
  Balance at June 30, 1999  .......................................            4,977               5,739              $11.75
                                                                             =======              ======

  The weighted average fair value of options granted for fiscal 1998 and 1999 was $0.75 and $10.18, respectively.

  Under the 1997 option plans, options are exercisable immediately and subject to repurchase by the Company which generally lapse over a period of four years. At June 30, 1999, 4,150,000 options with a weighted average exercise price of $6.08 were outstanding and exercisable, of which 1,316,000 options were vested.

  Management calculated deferred compensation of $1,043,000 and $1,413,000 related to the option grants during fiscal 1998 and fiscal 1999, respectively. Such deferred compensation is amortized over the vesting period, which is generally four years. Amortization expense amounted to $290,000 and $540,000 for fiscal 1998 and 1999, respectively.

                             E-TEK DYNAMICS, INC.

  Option groups outstanding at June 30, 1999 and related weighted average exercise price and contractual life information are as follows:

                                                                                                         Options Exercisable
                                                       Options Outstanding at June 30, 1999                at June 30, 1999
                                                       ------------------------------------              -------------------
                                                            Weighted
                                                             Average           Weighted                                 Weighted
                                                            Remaining           Average                                  Average
   Range of                            Number              Contractual         Exercise              Number             Exercise
Exercise Price                      Outstanding                Life              Price             Exercisable            Price
--------------                      -----------            ------------        ---------           -----------          ---------
                                   (in thousands)                                                (in thousands)
$ 2.30 - $ 2.30                          876                   8.11              $ 2.30                876               $ 2.30
$ 3.25 - $ 3.25                        1,281                   8.60              $ 3.25              1,281               $ 3.25
$ 4.20 - $ 8.00                          273                   8.83              $ 6.42                273               $ 6.42
$10.00 - $10.00                        2,143                   9.13              $10.00              1,674               $10.00
$12.00 - $43.50                        1,166                   9.76              $32.64                 46               $12.00
                                       -----                                                         -----
$ 2.30 - $43.50                        5,739                   8.97              $11.75              4,150               $ 6.08
                                       =====                                                         =====


  Fair value disclosures

  Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net income and pro forma net income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                              Fiscal Year Ended
                                                                                                  June 30,
                                                                                       -------------------------------
                                                                                            1998             1999
                                                                                       ---------------  --------------
     Net income:
       As reported  ..............................................................        $17,924         $27,625
                                                                                          =======         =======
       Pro forma  ................................................................        $16,681         $24,398
                                                                                          =======         =======
     Net income available for Common Stockholders:
       As reported  ..............................................................        $ 8,903         $23,744
                                                                                          =======         =======
       Pro forma  ................................................................        $ 7,660         $20,517
                                                                                          =======         =======
     Net income per share:
       As reported:
        Basic  ...................................................................        $  0.39         $  0.55
                                                                                          =======         =======
        Diluted  .................................................................        $  0.32         $  0.45
                                                                                          =======         =======
       Pro forma:
        Basic  ...................................................................        $  0.33         $  0.48
                                                                                          =======         =======
        Diluted  .................................................................        $  0.30         $  0.34
                                                                                          =======         =======

  The fair value of each option granted is estimated on the date of grant using the Black-Scholes Model. The minimum value method was used for fiscal 1998 and for the period between July 1, 1998 and December 1, 1998 with the following assumptions: a risk-free interest rate of 6.00% for fiscal 1998 and 5.91% for the period between July 1, 1998 and December 1, 1998; an expected term of option of 5 years and a dividend yield of 0.00% for both periods. For the period between December 2, 1998 and June 30, 1999, the following assumptions were used in the fair value calculations: a risk-free interest rate of 5.91%, a volatility rate of 82%, an expected term of option of 5 years and a dividend yield of 0.00%.

  Sales under the 1998 Purchase Plan were 120,000 shares at an average price per share of $10.20 in fiscal 1999. Pro forma compensation expense for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the 1998 Purchase Plan was calculated using the Black-Scholes Model with the following assumptions: an expected life of 1.25 years, an expected volatility rate of 80%, a dividend yield of 0.00 % and a risk-free interest rate of 5.91%. The weighted average fair value per share, as defined by SFAS 123, of rights to purchase stock under the 1998 Purchase Plan was $4.95.

  Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

                             E-TEK DYNAMICS, INC.

NOTE 10--EMPLOYEE BENEFIT PLAN:

  The Company sponsors a 401(k) Savings Plan (the "Plan"). All employees are eligible to participate in the Plan following certain minimum eligibility requirements. Under the Plan, employees may elect to contribute up to 15% of their pre-tax compensation to the Plan, subject to annual limitations. Matching employer contributions are 25% of the employees' contributions but limited to the first 10% of the employees' deferral. Employer contributions are vested over five years after employees' two years of services and employee contributions are 100% vested at all times. The Company's contribution to the plan was $211,000, $313,000 and $1,027,000 for fiscal 1997, 1998 and 1999, respectively.



NOTE 11--MAJOR CUSTOMERS AND CONCENTRATION OF RISKS:

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. The Company invests primarily in money market accounts and marketable securities with high quality financial, government or corporate institutions. The Company sells its products to original equipment manufacturers and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. At June 30, 1998, two customers and their affiliates accounted for 43% and 11% of accounts receivable. At June 30, 1999, four customers and their affiliates accounted for 30%, 15%, 11% and 11% of accounts receivable.

  During fiscal 1997, three customers and their affiliates accounted for 27%, 22% and 12% of total revenues. During fiscal 1998, three customers and their affiliates accounted for 30%, 16% and 14% of total revenues. During fiscal 1999, three customers and their affiliates accounted for 35%, 17% and 12% of total revenues. Export sales were approximately 42%, 53%, and 42% of total net sales for fiscal 1997, 1998 and 1999, respectively.


NOTE 12--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION:

  The Company operates in a single industry segment--the design and manufacture of components and modules for fiber optic networks. The Company operates in three geographic regions: the United States, Europe and Asia/Pacific. The following is a summary of sales by geographic area (in thousands):

                                                                                     Fiscal Year ended June 30,
                                                                             -------------------------------------------
                                                                                  1997            1998          1999
                                                                             --------------  --------------  -----------
   United States  .....................................................        $42,532         $50,724      $92,319
   Europe  ............................................................         27,107          49,251       73,090
   Asia/Pacific  ......................................................          3,437           6,949        7,255


NOTE 13--COMMITMENTS AND CONTINGENCIES:

  Leases

  The Company has entered into a number of noncancelable lease agreements involving machinery and equipment and automobiles. The principal portions of the minimum rentals have been capitalized and the related assets and obligations recorded using the interest rates implicit in the respective leases.

  During fiscal 1999, the Company entered into a facility lease for one manufacturing plant. The lease expires in 2006.

                             E-TEK DYNAMICS, INC.

  Future minimum payments under all noncancelable leases are as follows (in thousands):

                                                                                           Operating         Capital
   Fiscal Year Ending June 30,                                                               Leases          Leases
   ---------------------------                                                          --------------  ---------------
   2000  ..........................................................................         $ 1,964         $ 1,508
   2001  ..........................................................................           1,908           1,508
   2002  ..........................................................................           1,908             546
   2003  ..........................................................................           1,908             417
   2004  ..........................................................................           1,908              --
   Thereafter  ....................................................................           3,498              --
                                                                                            -------         -------
   Total minimum lease payments.  .................................................         $13,094           3,979
                                                                                            =======
   Less: Amount representing interest  ............................................                            (421)
                                                                                                            -------
   Present value of capitalized lease obligations  ................................                           3,558
   Less: Current portion  .........................................................                          (1,277)
                                                                                                            -------
   Long-term portion of capitalized lease obligations  ............................                         $ 2,281
                                                                                                            =======

  At June 30, 1998 and June 30, 1999, the cost of machinery and equipment and automobiles under capital leases, net of accumulated depreciation, was $4,025,000 and $2,195,000, respectively.

  Total rent expense on all operating leases was $283,000, $472,000 and $365,000 for fiscal 1997, 1998 and 1999, respectively.


  Contingencies

  The Company is party to litigation matters and claims which are normal in the course of its operations. While the results of such litigations and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its financial position and results of operations or cash flows.


NOTE 14--SUBSEQUENT EVENT:

  On July 27, 1999, the Company signed a definitive agreement to acquire SMC Kaifa (Holdings) Ltd., for a total purchase price of 697,000 shares of its Common Stock and cash of $12,000,000. The Company estimates that the purchase will result in approximately $36,000,000 of goodwill and other intangible assets which will be amortized over 3 years. The closing of the transaction is subject to several conditions, including required governmental approvals. The Company cannot be certain that the acquisition will be completed.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                   PART III

ITEM 10.   Directors and Executive Officers of E-TEK Dynamics

  The following table sets forth certain information with respect to each of our executive officers and directors as of July 29, 1999.

Name                                                    Age                           Position(s)
----                                                    ---                           -----------
Michael J. Fitzpatrick(1)  ......................       50  Chairman, President, and Chief Executive Officer
Ming Shih  ......................................       46  Senior Vice President, Sales and Marketing
Sanjay Subhedar  ................................       47  Senior Vice President, Operations, Chief Financial
                                                            Officer and Secretary
Philip J. Anthony  ..............................       47  Vice President, Engineering
Jim Northington  ................................       52  Vice President, Manufacturing
William H. Diamond, Jr.   .......................       43  Vice President, Marketing
Walter G. Kortschak(2)(3)  ......................       40  Director
David W. Dorman(2)  .............................       45  Director
Donald J. Listwin  ..............................       40  Director
Joseph W. Goodman(3)  ...........................       63  Director
Peter Y. Chung(3)  ..............................       31  Director

_________
(1) Member of the Employee Stock Option Committee
(2) Member of the Compensation Committee
(3) Member of the Audit Committee

  Michael J. Fitzpatrick has been Chairman of the Board since April 1999 and President and Chief Executive Officer since October 1997. From July 1994 to October 1997, Mr. Fitzpatrick served as President and Chief Executive Officer of Pacific Telesis Enterprises, a service provider. While at Pacific Telesis, Mr. Fitzpatrick also served as Executive Vice President of Marketing and Sales from January 1994 to July 1994 and Executive Vice President of Statewide Markets with Pacific Bell, an affiliate of Pacific Telesis, from September 1993 to January 1994. From October 1991 to August 1993, Mr. Fitzpatrick was President and Chief Executive Officer of Network Systems Corporation, an internetworking company. Mr. Fitzpatrick also serves as a director of NorthPoint Communications Group, Inc., a national provider of local data network services. Mr. Fitzpatrick received a B.A. from Duke University.

  Ming Shih, one of our founders, was promoted to Senior Vice President, Sales and Marketing in July 1998. Prior to that he served as corporate vice president as well as in various senior management roles at E-TEK, with responsibility for engineering, manufacturing and sales and marketing. Mr. Shih received an M.S. from the Illinois Institute of Technology and an M.S. from the Florida Institute of Technology.

  Sanjay Subhedar joined us in December 1997 as Vice President, Finance and Chief Financial Officer and was promoted to Senior Vice President, Operations and Chief Financial Officer in July 1998. Mr. Subhedar was also appointed as our Secretary in March 1998. From February 1986 to July 1996, Mr. Subhedar served as Chief Financial Officer of StrataCom, Inc., a wide area networking company. Following StrataCom's merger with Cisco Systems, Inc., an internetworking company, in July 1996, Mr. Subhedar served as Vice President of Cisco's WAN Business Unit until October 1997. Mr. Subhedar received a B.S. from the University of Bombay, India, and an M.B.A. from Indiana University.

  Philip J. Anthony joined us in June 1998 as Vice President, Engineering. Prior to joining us, Dr. Anthony served in various capacities at Lucent Technologies Inc., a manufacturer of communications systems, software and products (and at its predecessors Bell Laboratories and AT&T Corp.), most recently as Director of Passive Devices and Integrated Optical Modules in the Optoelectronic Business of the Lucent Microelectronics Group from October 1997 to June 1998. From September 1987 to October 1997, he served as the department head of various research and development departments in the photonics laboratories of Bell Laboratories. Dr. Anthony received a B.S. from the University of Dayton, and an M.S. and Ph.D. from the University of Illinois. He is a fellow of the IEEE and serves as the Vice President of Publications for the Lasers and Electro-Optics Society.

  Jim Northington joined us in July 1998 as Vice President, Manufacturing. From November 1994 to July 1998, Mr. Northington served in various capacities at SMART Modular Technologies, Inc., a manufacturer of computer memory modules and cards. While at SMART Modular, he served as the Vice President, Worldwide Operations from November 1997 to July 1998, as Vice President, Quality Assurance and Corporate Development from July 1996 to November 1997, and as Vice President, Operations from November 1994 to July 1996. From August 1989 to November 1994, Mr. Northington was a Principal at APS Products where, as a self-employed consultant, he provided manufacturing operations expertise to clients with a primary focus on adapter cards, peripherals and systems products. Mr. Northington received a B.S. from Long Beach State College.

  William H. Diamond, Jr. joined us as Vice President, Marketing in October 1998. Prior to joining us, Mr. Diamond served as Director of Marketing for Lucent Technologies Optoelectronics, a manufacturer of fiber optic components and subsystems for communications applications, from July 1997 to October 1998. From April 1996 to July 1997, Mr. Diamond was Managing Director, Europe, Middle East, Africa, for Best Power Technology, Inc., a unit of General Signal, a manufacturer of various industrial and electronic goods. Prior to joining Best Power, Mr. Diamond served as UK General Manager and European Sales Manager for AT&T Microelectronics Europe from January 1996 to April 1996. While at AT&T Microelectronics Europe, Mr. Diamond also served as European Marketing Director for Optoelectronics from April 1992 to January 1996 and UK General Manager from June 1994 to July 1996. Mr. Diamond received a B.A. from Holy Cross College and an M.B.A. from Georgetown University.

  Walter G. Kortschak has served as one of our directors since July 1997. He was Chairman of the Board of Directors from July 1997 until April 1999. Mr. Kortschak is a General Partner of Summit Partners, a private equity capital firm in Palo Alto, California, where he has been employed since June 1989. Summit Partners and its affiliates manage a number of venture capital funds, including Summit Ventures IV, L.P., Summit Investors III, L.P. and Summit Subordinated Debt Fund II, L.P. Mr. Kortschak serves as a director of several privately held companies. Mr. Kortschak received a B.S. from Oregon State University, an M.S. from The California Institute of Technology and an M.B.A. from the University of California, Los Angeles.

  David W. Dorman has served as one of our directors since June 1998. Mr. Dorman is the Chief Executive Officer of the AT&T/BT Global Venture where he has been employed since April 1999. Prior to that, Mr. Dorman was the Chairman, President and Chief Executive Officer of PointCast Incorporated, a company providing broadcast news through the Internet and corporate intranets. Prior to joining PointCast in November 1997, Mr. Dorman served as the Executive Vice President of SBC Communications from August 1997 to November 1997, following the merger of SBC and Pacific Telesis. Prior to that, Mr. Dorman served as President and Chief Executive Officer of Pacific Bell from July 1994 to August 1997. From 1981 to July 1994, Mr. Dorman held various senior management positions at Sprint Corporation, a telecommunications company. Mr. Dorman also serves as a director of 3Com Corporation, Science Applications International Corporation, and Scientific-Atlanta, Inc. Mr. Dorman received a B.S. from the Georgia Institute of Technology.

  Donald J. Listwin has served as one of our directors since July 1998. Mr. Listwin is an Executive Vice President at Cisco Systems, Inc., where he has been employed since 1990. In April 1997, Mr. Listwin was named the Senior Vice President of Cisco's Service Provider Line of Business. Prior to that, he was Senior Vice President of Cisco's Market Development from August 1996 to April 1997, Vice President and General Manager of Cisco's Access Business Unit from September 1995 to August 1996, and Vice President of Marketing from September 1993 to September 1995. Mr. Listwin also serves as a director of TIBCO Software Inc., a software company. Mr. Listwin received a B.S. from the University of Saskatchewan, Canada.

  Joseph W. Goodman has served as one of our directors since July 1998. Dr. Goodman has served as Acting Dean of Engineering, Senior Associate Dean of Engineering, and Chairman of the Department of Electrical Engineering at Stanford University. He has been employed at Stanford University in various capacities since 1963, and has held the William Ayer Chair of Electrical Engineering since 1988. He received a B.A. degree from Harvard University and M.S. and Ph.D. degrees from Stanford University.

  Peter Y. Chung served as one of our directors from July 1997 until July 1998 and then rejoined our Board in December 1998. Mr. Chung is a General Partner of Summit Partners, a private equity capital firm in Palo Alto, California, where he has been employed since August 1994. Summit Partners and its affiliates manage a number of venture capital funds, including Summit Ventures IV, L.P., Summit Investors III, L.P. and Summit Subordinated Debt Fund II, L.P. From August 1989 to July 1992, Mr. Chung worked in the Mergers and Acquisitions Department of Goldman, Sachs & Co. Mr. Chung also serves as a director of Splash Technology Holdings, Inc., a developer of color server systems, and Ditech Communications Corporation, a telecommunications equipment company, as well as several privately held companies. Mr. Chung received a B.A. from Harvard University and an M.B.A. from Stanford University.

  Our Board of Directors is divided into three classes, designated Class I, Class II and Class III. Each class of directors currently consists of two or more directors. At each annual meeting of stockholders, one class of directors is elected to a three-year term to succeed the directors of the same class whose terms are then expiring. The Class I directors, whose terms will expire at our 1999 Annual Meeting of Stockholders, are Joseph W. Goodman and Peter Y. Chung. The Class II directors, whose terms will expire at our 2000 Annual Meeting of Stockholders, are David W. Dorman and Donald J. Listwin. The Class III directors, whose terms will expire at our 2001 Annual Meeting of Stockholders, are Walter G. Kortschak and Michael J. Fitzpatrick.

  Our executive officers are elected by, and serve at the discretion of, the Board of Directors.

  There are no family relationships among our directors or officers.


Board Committees

  The Audit Committee of the Board of Directors makes recommendations concerning the engagement of independent public accountants, reviews the plans and results of the audit engagement with our independent public accountants, reviews the independence of our independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Current members of the Audit Committee are Peter Y. Chung, Joseph W. Goodman and Walter G. Kortschak.

  The Compensation Committee of the Board of Directors determines compensation for our executive officers and administers our 1998 Stock Plan, 1998 Director Option Plan and 1998 Employee Stock Purchase Plan. The Compensation Committee currently consists of David W. Dorman and Walter G. Kortschak.

  The Employee Stock Option Committee of the Board of Directors determines stock option grants for employees below the executive officer level. Michael J. Fitzpatrick is currently the only member of the Employee Stock Option Committee.

Director Compensation

  Except for the grants of stock options, we do not currently compensate our directors. Directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or any committees. The directors of our company are generally eligible to participate in our 1998 Stock Plan and, to the extent that a director is also an employee of our company, to participate in our 1998 Employee Stock Purchase Plan. The directors of our company who are not employees of our company and who do not own more than 5% of our common stock will also receive periodic stock option grants under our 1998 Director Option Plan. No options have been granted under our 1998 Director Option Plan. In fiscal year 1999, Messrs. Dorman and Listwin and Dr. Goodman received options to purchase 40,000 shares at an exercise price of $10.00 per share under the 1997 Equity Incentive Plan.

ITEM 11.   Executive Compensation

  The following table sets forth information regarding the compensation of our Chief Executive Officer and our four next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended June 30, 1999. Compensation for fiscal years ended June 30, 1999, 1998 and 1997 is included.

  Other annual compensation primarily represents imputed interest income resulting from a 0% loan made to several of the named executive officers to fund the exercise of options to purchase our common stock. Mr. Diamond's other annual compensation represents reimbursement for relocation expenses. The restricted stock awards represent shares that were purchased at fair market value, as determined by our Board of Directors. The awards are subject to rights of repurchase which lapse periodically over a two- to four-year period.

                          Summary Compensation Table

                                                                                                  Long-Term
                                                       Annual Compensation                       Compensation
                                                       -------------------                       ------------
                                                                                            Restricted  Securities
                                                                             Other Annual     Stock     Underlying
Name and Principal Positions                  Year    Salary      Bonus      Compensation    Awards*     Options
----------------------------                  ----    ------      -----      ------------   ----------  -----------
Michael J. Fitzpatrick....................    1999   $300,000  $  135,000      $387,317          --     433,000
 Chairman of the Board, President &           1998    188,077     300,000       258,000   2,825,000          --
 Chief Executive Officer                      1997         --          --            --          --          --


Ming Shih.................................    1999    204,473      50,000       135,129          --          --
 Senior Vice President,                       1998    233,423     215,000       159,000     555,555     500,000
 Sales & Marketing                            1997    190,769   1,815,577            --          --          --


Sanjay Subhedar...........................    1999    196,634      45,000       231,111          --     300,000
 Senior Vice President, Operations,           1998     86,154          --            --   1,200,000          --
 Chief Financial Officer and Secretary        1997         --          --            --          --          --


Philip J. Anthony........................     1999    166,920      69,200        63,239     125,000     125,000
 Vice President of Engineering                1998         --          --            --          --          --
                                              1997         --          --            --          --          --


William H. Diamond, Jr...................     1999    121,154          --        77,682          --     250,000
 Vice President of Marketing                  1998         --          --            --          --          --
                                              1997         --          --            --          --          --

_________
* As of June 30, 1999, the value of 2,475,000 restricted shares held by Mr. Fitzpatrick was $117,717,188; the value of 758,218 restricted shares held by Mr. Shih was $36,062,744; and the value of 1,125,000 restricted shares held by Mr. Subhedar was $53,507,813.


ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

Option Grants in Fiscal Year 1999

  The following table presents additional information concerning the option awards shown in the Summary Compensation Table for fiscal year 1999.

  All options were granted at an exercise price equal to the fair market value of our common stock as determined by our Board of Directors on the date of the grant. Our common stock was not publicly traded at the time of the option grants listed below.

  Potential realizable values are net of exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions and the option holders' continued employment through the vesting period.


                                                                       Individual Grants
                                                                       -----------------
                                       Number of     % of Total
                                      Securities      Options        Exercise                    Potential Realizable Value at
                                      Underlying     Granted to      or Base                       Assumed Annual Rates of
                                       Options      Employees in    Price Per   Expiration      Stock Price Appreciation for
Name                                   Granted*     Fiscal Year      Share         Date                  Option Term
----                                   --------     -----------      -----         ----                  -----------
                                                                                                     5%              10%
                                                                                                     --              ---
Michael J. Fitzpatrick                 433,000         14.1%        $10.00        7/30/08        $2,723,114      $6,900,905
Philip A. Anthony                       50,000          1.6          10.00        7/30/08           314,447         796,871
William H. Diamond                     250,000          8.1          10.00       10/19/08         1,572,237       3,984,356
Ming Shih                                   --           --             --             --                --              --
Sanjay Subhedar                        300,000          9.8          10.00        7/30/08         1,886,684       4,781,227

____________
* With the exception of Mr. Subhedar, all of the options included above become exercisable at a rate of 1/4 of the shares subject to the option one year after the date of the grant and an additional 1/48 of the shares at the end of each month thereafter, subject to continued service as an employee. One quarter of Mr. Subhedar's options vested on December 2, 1998, an additional one quarter will vest on July 30, 1999, and the remaining options will vest at the rate of 2% per month for 24 months. The term of all options shown above is ten years.


Aggregated Option Exercises and Fiscal 1999 Year-End Option Values

  The following table sets forth the number of shares acquired and the value realized upon exercise of stock options during fiscal year 1999 and the number of shares of our common stock subject to exercisable and unexercisable options held as of June 30, 1999 by each of the executive officers named in the Summary Compensation Table.

  The value of "in-the-money" stock options represents the positive spread between the exercise price of options and the fair market value of the underlying shares on June 30, 1999.


                                           Shares                       Number of Securities          Value of Unexercised
                                          Acquired       Value         Underlying Unexercised        In-the-Money Options at
Name                                    on Exercise   Realized ($)   Options at Fiscal Year End        Fiscal Year End ($)
----                                    -----------   ------------   --------------------------        -------------------
                                                                     Exercisable / Unexercisable   Exercisable / Unexercisable
                                                                     ---------------------------   ---------------------------
Michael J. Fitzpatrick ................        0         $0.00               0       433,000        $      0.00   $12,286,375
Philip J. Anthony .....................        0          0.00          31,250       143,750            886,719     4,078,906
William H. Diamond ....................        0          0.00               0       250,000               0.00     7,093,750
Ming Shih .............................        0          0.00         300,000       200,000         10,537,500     7,025,000
Sanjay Subhedar .......................        0          0.00          75,000       225,000          2,128,125     6,384,375

ITEM 13.   Certain Relationships and Related Transactions

  There are no family relationships among our directors or officers. No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K


(a) (1) Financial Statements
        Index to financial statements and financial statement schedules:
        Report of Independent Accountants...................................................................    24
        Consolidated Statements of Operations - Fiscal Years ended June 30, 1997, 1998, and 1999............    26
        Consolidated Balance Sheets -- June 30, 1998 and 1999...............................................    25
        Consolidated Statements of Stockholders' Equity - Fiscal Years ended June 30, 1997, 1998 and 1999...    27
        Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 1997, 1998 and 1999.............    28
        Notes to Consolidated Financial Statements..........................................................    29

(a) (2) Financial Statement  Schedules

   All financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in our consolidated financial statements set forth in Item 8 of this Form 10-K and the notes thereto.

(b) Reports on Form 8-K

The Company filed reports on Form 8-K on May 27, 1999, July 7, 1999 and Form 8-K/A on July 30,1999 reporting the purchase of ElectroPhotonics Corporation and including the audited financial statements of Electrophotonics Corporation in accordance with Rule 3.05 of Regulation S-X and the pro forma financial information required by Article 11 of Regulation S-X.


                                 EXHIBIT INDEX

   Exhibit
   Number                               Description
   -------                              -----------
    3.1*   Certificate of Incorporation of the Registrant.
    3.2*   Bylaws of the Registrant.
    4.1*   Specimen Stock Certificate of the Registrant.
   10.1*   Form of Indemnification Agreement for directors and officers of the
            Company.
   10.2*   Employment Agreement, as amended, dated July 23, 1997, by and between the Registrant and Jing Jong Pan.
   10.3*   Employment Agreement, dated October 1, 1997, by and between the
            Registrant and Michael J. Fitzpatrick.
   10.4*   Employment Agreement, dated December 2, 1997, by and between the
            Registrant and Sanjay Subhedar.
   10.5*   Employment Letter Agreement, dated May 26, 1998, by and between the
            Registrant and Philip Anthony.
   10.6*   Employment Letter Agreement, dated July 21, 1998, by and between the
            Registrant and Jim Northington.
   10.7*   Executive Agreement, dated June 27, 1997 and April 1, 1998, by and between the Registrant and Ming Shih.
   10.8*   Executive Agreement, dated June 27, 1997 and April 1, 1998, by and between the Registrant and Kung Shih.
   10.9+   Lease, dated February 3, 1999, by and between the Registrant and
            Mission West Properties, L.P.
   10.10*  1998 Stock Plan.
   10.11*  1998 Employee Stock Purchase Plan.
   10.12*  1998 Director Option Plan.
   10.13*  1997 Equity Incentive Plan.
   10.14*  1997 Executive Equity Incentive Plan.
   10.15*  Recapitalization Agreement, as amended, dated June 27, 1997, by and between the Registrant, the Purchasers named therein, Theresa Stone Pan, Jing Jong Pan and the Trusts named therein.
   10.16*  Shareholders Agreement, dated July 23, 1997, by and between the
            Registrant and the Shareholders named therein.
   10.17*  Registration Agreement, as amended, dated July 23, 1997, by and among the Registrant, the Investors named therein, Theresa Stone Pan, Jing Jong Pan and the J.J. & Theresa Pan Revocable Trust (the "Registration Agreement").
   10.18*  Purchase and Sale Agreement for Real Property and Escrow
            Instructions, dated August 28, 1996, by and between the Registrant and TR Brell Cal Corp.
   10.19*  Purchase and Sale Agreement and Escrow Instructions, dated July 11,
            1997, by and between the Registrant and Nexus Properties, Inc. 10.20* Standing Loan Agreement, dated November 8, 1996, by and between the
            Registrant and Bank of America National Trust and Savings
            Association.
   10.21*  Business Loan Agreement, as amended, dated September 30, 1997, by and between the Registrant and Bank of America National Trust and Savings Association.
   10.22*  Design and Construction Contract, as amended, dated March 30, 1998, by and between the Registrant and Rudolph and Sletten, Inc.
   10.23*  Joint Venture Agreement, dated March 3, 1998, by and between the
            Registrant and Walsin Lihwa Corporation.
   10.24*  Distributorship Agreement, dated March 3, 1998, by and between the
            Registrant and Walsin Lihwa Corporation.
   10.25*  Supply Agreement, dated March 3, 1998, by and between the Registrant and Walsin Lihwa Corporation.
   10.26*  Mutual Confidentiality Agreement, dated September 2, 1997, by and between the Registrant and Walsin Lihwa Corporation.
   10.27*  Technical Licensing Agreement on Fiberoptic Products, dated December
            17, 1997, by and between the Registrant and Walsin Lihwa
            Corporation.
   10.28*  Employment Agreement, dated September 21, 1998, by and between the
            Registrant and William H. Diamond, Jr.
   10.29+  Share Purchase Agreement, dated as of May 26, 1999, among the
            Registrant, Shemiran Holdings Inc., A. Tino Alavie, Robert Maashant, Lundy Technology Co. and ElectroPhotonics Corporation.
   10.30+  Registration Rights Agreement, dated as of June 22, 1999, by and between the Registrant and the shareholders of E-TEK ElectroPhotonics Solutions Corporation.
   10.31+  Amendment No. 2 to Registration Agreement, dated July 23, 1999.
   23.1    Consent of Independent Accountants.
   27.1    Financial Data Schedule.
--------
*Incorporated by reference to the exhibit filed with the Registration Statement on Form S-1 (No. 333-61763), as amended.

+Incorporated by reference to the exhibit filed with the Registration Statement on Form S-1 (No. 333-83857), as amended.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                              E-TEK Dynamics
                                  (Registrant)

                              By       /s/ Sanjay Subhedar
                                 --------------------------------
                                         Sanjay Subhedar

                           Senior Vice President, Operations and Chief
                                         Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of August, 1999.


               Signature                              Title
               ---------                              -----

/s/    Michael J. Fitzpatrick          Chairman of the Board, President and
--------------------------------
       (Michael J. Fitzpatrick)              Chief Executive Officer
                                          (Principal Executive Officer)

                                        Senior Vice President, Operations,
/s/    Sanjay Subhedar                Chief Financial Officer and Secretary
--------------------------------
       (Sanjay Subhedar)            (Principal Financial and Accounting Officer)

/s/    Walter G. Kortschak                           Director
--------------------------------
       (Walter G. Kortschak)

/s/    Joseph W. Goodman                             Director
--------------------------------
       (Joseph W. Goodman)

/s/    Peter Y. Chung                                Director
--------------------------------
       (Peter Y. Chung)

/s/    David W. Dorman                               Director
--------------------------------
       (David W. Dorman)