Form 10-Q
period 1999-10-02
E TEK DYNAMICS INC
filed 1999-11-12
CIK 1044007

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark one)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                -------------------      -------------------

                        Commission file number 000-25103

                              E-TEK Dynamics, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                59-2337308
State or other jurisdiction          (I.R.S. Employer Identification Number)
of Incorporation ororganization)


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

           YES       X                 NO
                ---------                  ---------

As of October 2, 1999, 67,395,069 shares of the Registrant's common stock were outstanding.

                              E-TEK Dynamics, Inc.

                                    FORM 10-Q
                                 October 2, 1999


                                      INDEX

                                                                 Page

Part I.          Financial Information

Item 1.          Financial Statements

                 Consolidated Statements of Operations
                 for the Quarter Ended October 2, 1999
                 and October 2, 1998                               3

                 Consolidated Balance Sheets as of
                 October 2, 1999 and June 30, 1999                 4

                 Consolidated Statements of Cash Flows
                 for the Quarter Ended October 2, 1999
                 and October 2, 1998                               5

                 Notes to Consolidated Financial Statements        6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     7

Part II.         Other Information

Item 1.          Legal Proceedings                                 16

Item 2.          Changes in Securities and Use of Proceeds         16

Item 6.          Exhibits and Reports on Form 8-K                  16

Signatures                                                         16

PART I. Financial Information

Item 1.  Financial Statements

                              E-TEK Dynamics, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)
                                   (Unaudited)


                                                   Quarter Ended
                                          -----------------------------
                                               Oct. 2,        Oct. 2,
                                                1999            1998


Net revenues                           $       60,342    $      32,942
Cost of goods sold                             30,181           15,989
                                           --------------  -------------

   Gross profit                                30,161           16,953
                                         --------------    -------------

Operating expenses:
   Research and development                     4,913            3,076
   Selling, general and administrative          7,622            5,395
   Purchased in-process research and
     development                                1,630              -
   Amortization of intangibles                  6,265              -
                                            --------------  -------------
   Total operating expenses                    20,430            8,471
                                            --------------  -------------

Operating income                                9,731            8,482
Interest income                                 1,539              588
Interest expense                                 (492)            (285)
                                            --------------  -------------

Income before income taxes                     10,778            8,785
Provision for income taxes                      4,096            3,514
                                            --------------  -------------

Net income                                      6,682            5,271
Convertible Preferred Stock accretion             -              2,400
                                            --------------  -------------

   Net income available to
     Common Stockholders               $        6,682    $       2,871
                                            ==============  =============

Net Income per share:
   Basic                                $         0.11   $        0.13
   Diluted                              $         0.10   $        0.09
                                           ==============  =============
Shares used in net income per share Calculations:
   Basic                                        61,938          22,037
   Diluted                                      67,322          58,573


                 See Notes to Consolidated Financial Statements.

                            E-TEK Dynamics, Inc.
                        CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                             October 2,             June 30,
                                                1999                  1999
                                         -----------------   -------------------
                        ASSETS             (Unaudited)             (Audited)

  Current assets:
     Cash and cash equivalents         $       178,718      $          55,090
     Accounts receivable                        35,996                 29,831
     Inventories                                35,156                 20,367
     Deferred income taxes                      13,673                 13,542
     Other current assets                        5,391                  3,542
                                        -----------------   -------------------
           Total current assets                268,934                122,372

  Property and equipment, net                   73,971                 61,874
  Long-term investments                         12,666                 11,665
  Goodwill & other intangibles, net             90,543                 34,585
                                        -----------------   -------------------
           Total assets                $       446,114      $         230,496
                                        =================   ===================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                  $        21,261      $          17,762
     Accrued liabilities                        33,750                 26,352
     Income taxes payable                        6,442                  4,337
     Current portion of capital
       lease obligations                         1,301                  1,277
     Current portion of long-term debt           6,984                  6,101
                                        -----------------   -------------------

           Total current liabilities            69,738                 55,829
  Capital lease obligations,
    net of current portion                       1,958                  2,281
  Long-term debt, net of current portion        17,644                 19,232
  Deferred income taxes                         18,802                  3,481

                                       -----------------   -------------------
           Total liabilities                   108,142                 80,823
                                       -----------------   -------------------


  Stockholders' equity:
     Common stock, $0.001 par value, 300,000 shares
       Authorized, 67,395 and 62,054 shares issued
       and outstanding, respectively                67                    63
     Additional paid-in capital                395,786               216,124
     Notes receivable from stockholders        (10,155)              (11,454)
     Deferred compensation                      (3,197)               (3,805)
     Distribution in excess of net book value  (83,901)              (83,901)
     Retained earnings                          39,328                32,646
     Cumulative translation adjustment              44                    -
                                        -----------------   -------------------
           Total stockholders' equity          337,972               149,673
                                        =================   ===================
           Total liabilities and
           stockholders' equity        $       446,114     $         230,496
                                        =================   ===================


                   See Notes to Consolidated Financial Statements.

                               E-TEK Dynamics, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                           Quarter Ended
                                                 Oct. 2,              Oct. 2,
                                                  1999                 1998
                                               ---------------------------------

  Cash flows from operating activities:
  Net income                        $             6,682     $             5,271
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                9,982                   2,409
     Stock compensation expense                     215                     376
     Imputed interest income                        (79)                   (241)
     Purchased in-process research and
      development                                 1,630                       -
     Changes in assets and liabilities:
        Accounts receivable                      (2,707)                   (293)
        Inventories                             (10,703)                 (2,374)
        Deferred income taxes                        -                       -
        Other current assets                     (1,210)                    128
        Accounts payable                            671                  (2,904)
        Accrued liabilities                       3,283                   3,666
        Income taxes payable                      2,104                   3,489
                                      ------------------     -------------------
            Net cash provided by
             operating activities                 9,868                   9,527
                                      ------------------     -------------------

  Cash flows from investing activities:
     Additions to property and equipment        (10,314)                 (4,110)
     Payment from (advance to) joint venture     (1,001)                  7,000
     Acquisition of Fibx, net of cash received  (12,550)                      -
     Acquisition of Kaifa, net of cash received (10,551)                      -
                                               ----------               --------
            Net cash provided by (used in)
             investing activities               (34,416)                  2,890
                                      ------------------     -------------------

  Cash flows from financing activities:
     Proceeds from issuance of
      Common Stock, net                           2,892                      49
     Proceeds from secondary offering, net      146,990                       -
     Principal payments on capital lease
      obligations                                  (299)                   (286)
     Principal repayments on notes receivable
      from stockholders                           1,750                       -
     Borrowings on short-term debt                  269                       -
     Payment on short-term debt                    (898)                      -
     Borrowings on long-term debt                     -                   5,440
     Payments on long-term debt                  (2,571)                 (2,954)
     Other, net                                      43                       -
                                      ------------------     -------------------
            Net cash provided by
             financing activities               148,176                   2,249
                                      ------------------     -------------------

  Net increase in cash and cash
   equivalents                                  123,628                  14,666
  Cash and cash equivalents at
   beginning of period                           55,090                  21,918
                                      ==================     ===================
  Cash and cash equivalents
   at end of period                  $           178,718   $              36,584
                                      ==================     ===================

  Supplemental disclosure of cash flow information:
  Interest paid                      $           527       $                 286
  Income taxes paid                  $         1,991       $                  25

                 See Notes to Consolidated Financial Statements.

                              E-TEK Dynamics, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Basis of Presentation

The accompanying unaudited financial data as of October 2, 1999 and June 30, 1999, and for the quarters ended October 2, 1999 and October 2, 1998, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Registration Statement on Form S-1 declared effective on August 11, 1999.


In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of October 2, 1999 and for the quarters ended October 2, 1999 and October 2, 1998, have been made. The results of operations for the quarter ended October 2, 1999 are not necessarily indicative of the operating results for the full year.


2. Inventories

The components of inventories consist of the following (in thousands):


                                               Oct. 2,               June 30,
                                                 1999                   1999
                                      ------------------     ------------------
       Raw materials............. .....         $18,026                $10,613
       Work in process.................          15,105                  7,577
       Finished goods..................           2,025                  2,177
                                       ==================     ==================
                                                $35,156                $20,367
                                       ==================     ==================

3.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                      Quarter Ended
                                                   Oct. 2,         Oct. 2,
                                                      1999           1998
Numerator:
   Net income...................                    $ 6,682        $ 5,271
   Convertible Preferred Stock accretion....              -          2,400
                                                 --------------- --------------
   Net income available to Common
     Stockholders (Basic)............................ 6,682          2,871
   Convertible Preferred Stock accretion.............     -          2,400
                                                  ============== ==============
   Net income available to Common Stockholders
     and assumed Conversions (Diluted)............  $ 6,682        $ 5,271
                                                  =============== ==============
Denominator:
   Denominator for basic earnings per
     Share-weighted average common shares..........  61,938         22,037
   Effect of dilutive securities
     Common Stock options..........................   1,151          2,572
   Unvested Common Stock subject
     to repurchase.................................   2,812          5,385
   Convertible Preferred Stock...................         -         30,000
                                                  --------------- --------------
   Denominator for dilutive earnings per
     Share-adjusted weighted average common
     Shares and assumed conversions................. 67,322         58,573

Basic earnings per share.....................         $0.11          $0.13
                                                  --------------- --------------
Diluted earnings per share...................         $0.10          $0.09
                                                  --------------- --------------


Comprehensive income

Comprehensive income for the quarter ended October 2, 1999 was $6,726,000.


5. Recent Financial Pronouncements


In  June  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  133
"Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The adoption of SFAS 133 has been deferred to all fiscal quarters of fiscal years beginning after June 15, 2000, by SFAS 137. We do not expect the adoption of SFAS 133 to have a material impact on our results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the Risk Factors section in this report and to the risk factors set out in our Registration Statement on Form S-1 (File No. 333-83857) and Annual Report on Form 10-K which describe factors that could cause actual events to differ from those contained in the forward looking statements.

                                       8
Overview


We design, manufacture and sell high quality fiber optic components, modules and subsystems for optical networks. Optical networks are being deployed by telecommunications service providers like AT&T and MCI WorldCom to address the demand for applications such as Internet access, e-mail, and electronic commerce that require high capacity, high speed data transmission. Our products are designed into optical systems built for these service providers' networks by telecommunications equipment manufacturers. Our products guide, route or amplify the light signals which transmit data within the network.

Revenues from product sales are generally recognized at the time the product is shipped, with provisions established for estimated product returns and allowances. A relatively small number of customers has accounted for a significant portion of our revenues to date, and we expect that this trend will continue for the foreseeable future. This has historically resulted in uneven orders and fluctuating demand for our products.

The fiber optic component industry is characterized by rapidly declining average selling prices, increasing unit volumes and declining gross margins. These price declines have had an adverse affect on our gross margins.

In June 1999, we acquired ElectroPhotonics Solutions Corporation, a Canadian company, for a total acquisition cost of $41.5 million, primarily comprised of 400,062 shares of our common stock with a market value of $13.7 million and cash of $26.7 million. We accounted for the transaction as a purchase. We allocated $4.2 million of the purchase price to in-process research and development, which was expensed at the time of the acquisition, and $34.9 million of goodwill and other intangibles, which will generally be amortized over three years.


In July 1999, we increased our ownership in FibX, our joint venture in Taiwan, from 45.3% to 95.9% for $12.0 million in cash, and in August 1999, to 100% for $1.0 million in cash. As a result of these transactions, we recorded $14.5 million of intangibles, partially offset by a related deferred tax liability of $5.5 million. The intangibles will be amortized over three years.


In August 1999, we completed our acquisition of SMC Kaifa (Holdings) Ltd., a British Virgin Islands company with operations in the U.S and China, by issuing 697,000 shares of our common stock with a market value of $29.8 million and cash of $12.0 million. As a result of the acquisition, we recorded goodwill and other intangibles of $47.4 million, partially offset by a related deferred tax liability of $9.7 million. The goodwill and other intangibles will generally be amortized over three years.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net revenues represented by certain items reflected in our Consolidated Statement of Operations:

                                                     Quarter ended
                                                Oct. 2,          Oct. 2,
                                                 1999             1998
                                                 ----             ----
Net revenues                                    100.0%           100.0%
Cost of goods sold..........................     50.0             48.5
                                            ----------------- ----------------
     Gross profit............................    50.0             51.5
                                            ----------------- ----------------
Operating expenses:
     Research and development..................   8.1              9.3
     Selling, general and administrative.......  12.6             16.4
     Purchased in-process research
      and development..........................   2.7               -
     Amortization of goodwill and intangibles... 10.5               -
                                            ----------------- ----------------

          Total operating expenses............   33.9             25.7
                                            ----------------- ----------------
Operating income.....................            16.1             25.8
Interest income...............................    2.6              1.8
Interest expense.............................    (0.8)            (0.9)
                                            ----------------- ----------------
Income before income taxes.................      17.9             26.7
Provision for income taxes..................      6.8             10.7
                                            ----------------- ----------------
Net income..................................     11.1%            16.0%
                                            ----------------- ----------------


Quarter Ended October 2, 1999 and October 2, 1998

Net Revenues


Net revenues increased 83.2% to $60.3 million in the first quarter of fiscal 2000 from $32.9 million in the first quarter of fiscal 1999. The revenue increase was primarily due to increased shipments of our Wavelength Division Multiplexer components, modules and subsystems ("WDMs"), couplers and micro-optic integrated components ("MOICs"). WDMs accounted for the majority of our total revenues and this is expected to continue for the remainder of fiscal 2000. Customers are also demanding a wider variety of wavelengths with more difficult specifications, which may cause us to not be able to obtain the filters we need and may reduce our ability to ship products and generate revenues.


Gross Profit


Gross profit increased 77.9% to $30.2 million for the first quarter of fiscal 2000 from $17.0 million in the first quarter of fiscal 1999. Cost of goods sold consists of raw material costs, direct labor costs, warranty costs, royalties and overhead related to our manufacturing operations. Gross profit margins declined from 51.5% to 50.0% between these periods due to declining average selling prices ("ASPs") and increased costs associated with both the expansion of our manufacturing capacity to address unit volume growth and the integration of our recent ElectroPhotonics, FibX and Kaifa acquisitions. We expect these issues to continue to have an adverse affect on our margins until we can absorb the additional manufacturing capacity through increased revenues. Also, as we hire more people to meet increased unit volumes, the risk of yield and quality issues increases, which may have an adverse impact on our margins. We also expect the decline in ASPs to continue in the future.

                                       10
Research and Development Expenses


Research and development expenses consist of compensation costs for personnel, depreciation of equipment, and prototype materials. Research and development expenses were $4.9 million for the first quarter of fiscal 2000 representing 8.1% of net revenues. This represents a 59.7% increase over the first quarter of fiscal 1999 research and development expenses of $3.1 million or 9.3% of revenues. The increase was primarily due to the increase in research and development personnel and material costs. We expect that research and development expenses will continue to increase in absolute dollars for the remainder of fiscal 2000.



Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation costs for personnel, sales commissions, travel expenses, marketing programs, professional services, accounting, human resources, executive management and consulting. Selling, general and administrative expenses were $7.6 million for the first quarter of fiscal 2000, representing 12.6% of net revenues. This represents a 41.3% increase over selling, general and administrative expenses for the first quarter of fiscal 1999 of $5.4 million or 16.4% of net revenues. The increase in absolute dollars of expenditures over this period reflected the hiring of additional selling, marketing and administrative personnel and increased commissions paid on higher revenues. We anticipate that our selling, general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2000.

Interest Income and Interest Expense

Our interest income was approximately $1.5 million for the first quarter of fiscal 2000. We earned interest income on our cash investments. Interest expense, incurred on borrowings secured by our property and equipment, and on capital leases, was $0.5 million for the first quarter of fiscal 2000.

Provision for Income Taxes

Our combined federal and state income tax provision was 38% for the first quarter of fiscal 2000, slightly lower than the rate for fiscal 1999. The higher rate for fiscal 1999 is due to a permanent tax difference resulting from our purchase of ElectroPhotonics.Our future tax rate may be impacted by acquisition related activities.


Liquidity and Capital Resources

Since inception, we have financed operations and met our capital expenditure requirements primarily through cash flows from our operations and borrowings. Our operating activities provided cash of $9.9 million for the quarter ended October 2, 1999 as compared to $9.5 million for the quarter ended October 2, 1998. Cash provided by operating activities is primarily the result of net income, depreciation and amortization expenses, and increases in accrued liabilities and accounts payable, offset in part by increases in accounts receivable and inventory. At October 2, 1999 we had cash and cash equivalents of $178.7 million and working capital of $199.2 million.

Net cash used in investing activities was $34.4 million for the quarter ended October 2, 1999 as compared to $2.9 million provided by investing activities for the quarter ended October 2, 1998. The net cash used in the quarter ended October 2, 1999 related to the Kaifa and FibX acquisitions and capital expenditures.

Net cash provided by financing activities was $148.2 million for the quarter ended October 2, 1999, as compared to $2.3 million for the quarter ended October 2, 1998. Net cash provided by financing activities for the quarter ended October 2, 1999 resulted primarily from net proceeds of approximately $147.0 million from our follow-on public offering.


Our cash is invested in short term taxable funds with a maximum duration of 120 days, and our debt instruments are all fixed rate instruments. Currently, the majority of our international sales are U.S. dollar denominated. We have not entered into any currency hedging activities.

                                       11
Year 2000 Compliance

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

The foregoing is a Year 2000 Readiness Disclosure as defined by the Year 2000 Information and Readiness Disclosure Act of 1998.

Risk Factors


You should carefully consider these risk factors, in addition to the other information in this Report, as well as the risk factors set forth in other documents filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 1999, and the Registration Statement on Form S-1 dated August 11, 1999. Any of these factors could have a material adverse impact on our business, financial condition and results of operations.


If a major customer delays, reduces or defers purchases, our revenues will decline.

We have depended on a small number of large customers for a substantial portion of our sales, and we expect this to continue for the foreseeable future. In the first quarter of fiscal 2000, our three largest customers and their related entities accounted for 59.8% of our revenues. Industry consolidation may reduce the number of potential customers and increase our dependence on a small number of customers.

Further, we do not have long-term contracts with many customers, and our existing contracts do not obligate our customers to buy material amounts of our products. Therefore, sales in a particular period are difficult to predict and we may experience unforeseen decreases in purchases, cancellations of purchase orders or deferrals of purchases.

If sales of our wavelength division multiplexing products decline, our revenue will be materially reduced.

                                       12
Sales of wavelength division multiplexing components, modules and subsystems accounted for 58.8% of our revenues in the first quarter of fiscal year 2000. We expect sales of WDMs to account for more than 50% of our total revenues in fiscal 2000. If sales of this product line decline, our overall revenues will be lower, which could result in operating losses. We may not be successful in taking steps to mitigate the risks associated with reduced demand for our existing products.


If we cannot obtain an adequate supply of thin film filters or other raw materials or equipment, our product revenues may decline.


Thin film filters are a key raw material for WDMs and are difficult to produce. We have previously experienced and continue to experience shortages of these filters, which has limited our ability to ship product and generate revenues.


Also, we depend on a limited number of suppliers for other key materials and equipment, some of which are sole sources. Delivery delays, quality problems and price increases could hurt our ability to supply our customers with products in a timely manner, which can cause our shipments and revenues to decline.


The increase in the number of wavelengths and narrower spacing requirements increases product complexity, which may adversely affect our yields and revenues.

The increased need for bandwidth is being satisfied with more wavelengths with narrow spacing between each wavelength. Both of these trends (more wavelengths and tighter spacing) increase the complexity and variety of filters needed and the risk of lower yields. In addition, the trend towards increased integration from devices to modules, and to subsystems means that any missing wavelengths can delay shipment of the whole module or subsystem, which would have an adverse impact on our revenues.


We may not be able to reduce our manufacturing costs sufficiently or plan our manufacturing expansion accurately.


We expect the price of our existing products to decline due to various factors, such as increased competition, including from companies with lower labor and production costs; a limited number of potential customers with significant bargaining leverage; introduction of new products by competitors; and greater economies of scale for higher volume manufacturers. To maintain our existing revenues, we must increase our unit volumes and our manufacturing capacity. Adding capacity increases our fixed costs and the level of unit shipments we must achieve to maintain gross margins. As a result, if we are unable to continuously reduce our manufacturing costs, our net revenues and gross margins may decline and we could incur losses.

We are in the process of increasing our manufacturing capacity at our existing facilities as well as pursuing the expansion of overseas manufacturing in Taiwan and China. Developing overseas manufacturing capabilities involves significant risks which could materially adversely affect our gross margins and revenues, including:

         - our inability to qualify a new manufacturing line for all of our customers;

         - unanticipated cost increases;

         - unavailability or late delivery of equipment;

         - unforeseen environmental or engineering problems;

         - personnel recruitment delays; and

         - political instability.

Expanding our manufacturing capacity requires substantial time to build out and equip facilities and train personnel. If we receive orders substantially in excess of our planned capacity, we might not be able to fulfill them quickly enough to meet customer requirements. Our inability to deliver products timely could enable competitors to win business from our customers.


We may not be able to effectively increase production and maintain acceptable manufacturing yields, resulting in delay of product shipments and impairment of our gross margins.

Manufacturing our products is highly complex and labor intensive. As we rapidly increase production and hire more people, our manufacturing yield, which is the percentage of our products which meet customer specifications, could decline, resulting in product shipment delays, possible lost revenue opportunities, higher customer returns, and impaired gross margins. Some of our manufacturing lines have experienced lower than expected yields, which could continue in the future. Rapid increases in production levels to meet unanticipated demand may also result in higher overtime costs and other expenses.

                                       13
Our stock price could fluctuate significantly due to the unpredictability of our quarterly results.

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past and may fluctuate significantly in the future as a result of several factors, some of which are outside of our control. These factors include:

         - the size and timing of customer orders;

         - our ability to manufacture and ship our products on a timely basis;

         - our ability to obtain sufficient supplies to meet our product manufacturing needs;

         - our ability to meet customer product specifications and qualifications;

         - long and unpredictable sales cycles of up to a year or more;

         - our ability to sustain high levels of quality across all product lines;

         - changes in our product mix;

         - customer cancellations or delivery deferrals;

         - seasonality of customer demand; and

         - difficulties in collecting accounts receivable.

Due to these factors, results are difficult to predict and you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors.

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

The fiber-optic component market is highly competitive, and we could lose sales to our competitors.

Many of our competitors have greater financial and other resources than us and they may be able to more quickly:

         - respond to new technologies or technical standards;

         - react to changing customer requirements and expectations;

         - manufacture, market and sell current products;

         - develop new products or technologies; and

         - deliver competitive products at lower prices.

In addition, our competitors may acquire our suppliers or potential suppliers. For example, JDS Uniphase Corp has announced the acquisition of EPITAXX, Inc. and Optical Coating Laboratory, Inc., both of which supply raw materials to us or our competitors. As a result of these factors, our customers could decide to purchase products from our competitors and reduce their purchases from us. Our competitors' introduction of new products incorporating new technologies or the emergence of new industry standards could make our existing products noncompetitive. In addition, some of our customers have fiber optic component manufacturing capabilities, and could decide to manufacture and sell products that they currently purchase from us.

If our new product introductions are delayed, or if our new products have defects, our revenues would be harmed and our costs could increase.


If we do not introduce new products in a timely manner, we will not obtain incremental revenues from these products or be able to replace more mature products with declining revenues or gross margins. Customers could decide to purchase components from our competitors, resulting in lost revenue over a longer term. We could also incur unanticipated costs if new product introductions are delayed or we need to fix defective new products.

Acquisitions and investments may adversely affect our business.


Our strategy involves the acquisition and integration of additional companies' products, technologies and personnel. We have limited experience in acquiring outside businesses. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financings. Integration of newly established or acquired businesses can be disruptive. There is no assurance that we will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to integrate such organizations into our business successfully.


Financial consequences of our acquisitions and investments may include potentially dilutive issuances of equity securities; large one-time write-offs; reduced cash balances and related interest income; higher fixed expenses which require a higher level of revenues to maintain gross margins; the incurrence of debt and contingent liabilities; and amortization expenses related to goodwill and other intangible assets.

If a key sales representative or distributor stopped selling or reduced sales of our products, our revenues would suffer.

We sell substantially all of our products through a network of independent sales representatives and distributors, the majority of whom have exclusive rights to sell our products in certain territories. Our sales representatives and distributors could decide to reduce or stop selling our products.

We may not be able to recruit and retain the personnel we need to succeed.

If we cannot hire and retain technical personnel with advanced skills and experience in the specialized field of fiber optics, our product development programs may be delayed and our customer support efforts may be less effective. If we are unable to hire the necessary managerial, sales and marketing personnel, we may not be able to grow our revenues.


Our international sales could be delayed or could have additional costs which would lower their contribution to our gross profit.


We generate a significant portion of our revenues from sales to companies located outside the United States, principally in Europe. As a result, a significant portion of our sales faces risks inherent in international operations, including:

         - government controls, which can delay sales or increase our costs;

         - export licensing requirements and restrictions, which can delay or prevent sales;

         - tariffs and other trade barriers, which can increase our costs and make our products uncompetitive; and

         - greater  difficulty  in  accounts  receivable   collection  and
           longer collection periods, which can increase our need for working capital.


Currently, the majority of our international sales are U.S. dollar denominated. As a result, our customers' orders could fluctuate significantly based upon changes in our customers' currency exchange rates in relation to the U.S. dollar. A large increase in the value of the U.S. dollar could make our products more expensive to our foreign customers, resulting in cancelled or delayed orders and decreased revenues.


Our international operations expose us to additional costs, some of which we cannot predict.


Our recent expansion of our operations into other countries, such as Canada, Taiwan and China, has increased the legal, tax and other business complexities that we must comply with. If we cannot comply with local regulations, we could incur unexpected costs and potential litigation. Our international operations could cause our average tax rate to increase. We could also incur expenses due to the exchange rate risk because many expenses relating to our international operations are denominated in foreign currencies, while our revenues are in U.S. dollars.

                                       15
If  we  cannot  protect  or  enforce  our  intellectual   property  rights,  our
competitive position may be impaired.

Third parties may attempt to use our confidential information and proprietary technologies without authorization. Policing unauthorized use is expensive and difficult. We cannot be sure that will be able to prevent misappropriation or infringement of our intellectual property.

Intellectual property claims against us could cause our business to suffer.

In the past, we have received notifications alleging that we are infringing the intellectual property rights of third parties, and we may in the future face claims that our products infringe the rights of another. Whether or not these claims are successful, we would likely incur significant costs and diversion of our resources defending these claims.

We could incur costs and experience disruptions complying with environmental regulations.

We handle small amounts of hazardous materials as part of our manufacturing activities. We may be required to incur environmental remediation costs to comply with current or future environmental laws.

Our operations could be disrupted by natural disasters.

Earthquakes, fire, floods, loss of power or water supply, telecommunications failures and similar events could significantly disrupt our operations.

Our business could be disrupted by year 2000 compliance issues.

We believe our own software is year 2000 compliant, but if we are wrong, we could face unexpected expenses to fix the problems or significant disruptions of our business. We do not have any contingency plans for our operations if year 2000 issues are not resolved in time or go undetected.

We also rely on external systems and software of third parties that may not be year 2000 compliant. We do not know if those external systems are year 2000 compliant. If our customers or suppliers encounter year 2000 problems, our business could be disrupted as well.

                                       16
Part II. Other Information

Item 1. Legal Proceedings

We are involved in disputes and litigation in the normal course of our business. We do not believe that the outcome of any of these disputes or litigation will have a material adverse effect on our business, financial condition or results of operations.


Item 2.  Changes in Securities and Use of Proceeds

As noted under Part I., Item 2, in August 1999, we issued 697,000 shares of our common stock pursuant to the purchase of SMC Kaifa (Holdings) Ltd. The issuance of the common stock was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended. The stock was issued to SMC Optics Communications Corporation and Cylinder Company Limited.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
                        The following exhibit is filed herewith.

                           27.1 Financial data schedule

(b)      Reports on Form 8-K

                        The Company filed a report on Form 8-K on September 1,1999 reporting the purchase of SMC Kaifa (Holdings) Ltd.


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November 12, 1999             By    /s/ Sanjay Subhedar
                                          --------------------------------------
                             Chief Operating Officer and Chief Financial Officer
                                            (Principal Financial Officer)