Form 10-Q
period 2000-01-01
E TEK DYNAMICS INC
filed 2000-01-31
CIK 1044007

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark one)

     [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2000


                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from                to
                           -------------------     -------------------

                        Commission file number 000-25103

                              E-TEK Dynamics, Inc.
               (Exact name of registrant as specified in its charter)

              Delaware                                59-2337308
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of Incorporation or organization)


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

As of January 1, 2000, 67,915,191 shares of the Registrant's common stock were outstanding.

                              E-TEK Dynamics, Inc.

                                    FORM 10-Q
                                 January 1, 2000


                       INDEX
                                                                           Page


Part I.          Financial Information

Item 1.          Financial Statements

                 Consolidated Statements of Operations for the Quarter and
                 Six Months Ended January 1, 2000 and January 1, 1999         4

                 Consolidated Balance Sheets as of January 1, 2000 and
                 June 30, 1999                                                5

                 Consolidated Statements of Cash Flows for the Six Months
                 Ended January 1, 2000 and January 1, 1999                    6

                 Notes to Consolidated Financial Statements                   7

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    9

Part II.         Other Information


Item 1.          Legal Proceedings                                           20


Item 4.          Submision of Matters to a Vote of Security Holders          20

Item 6.          Exhibits and Reports on Form 8-K                            20

Signatures                                                                   20


Part I.          Financial Information

Item 1.          Financial Statements

                                                           E-TEK Dynamics, Inc.
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per-share amounts)
                                                               (Unaudited)


                                              Quarter Ended                 Six Months Ended
                                     ----------------------------  -------------------------------
                                           Jan. 1,        Jan. 1,          Jan. 1,         Jan. 1,
                                             2000           1999             2000            1999

Net revenues                         $      72,465  $      38,708  $       132,807  $       71,650
Cost of goods sold                          36,549         18,854           66,730          34,843
                                        -----------  -------------  ---------------  --------------
   Gross profit                             35,916         19,854           66,077          36,807
                                      -------------  -------------  ---------------  --------------

Operating expenses:

   Research and development                  6,308          3,255           11,221           6,331
   Selling, general
     and administrative                      8,516          5,748           16,138          11,143
   Purchased in-process
     research and development                    -              -            1,630               -
   Amortization of intangibles               8,325              -           14,590               -
                                      -------------  -------------  ---------------  --------------
      Total operating
          expenses                          23,149          9,003           43,579          17,474
                                      -------------  -------------  ---------------  --------------

Operating income                            12,767         10,851           22,498          19,333
Interest income                              2,418            822            3,957           1,410
Interest expense                              (345)          (340)            (837)           (625)
                                      -------------  -------------  ---------------  --------------

Income before income taxes                  14,840         11,333           25,618          20,118
Provision for income taxes                   5,639          4,533            9,735           8,047
                                      -------------  -------------  ---------------  --------------

Net income                                   9,201          6,800           15,883          12,071
Convertible preferred
    stock accretion                              -          1,482                -           3,882
                                     -------------  -------------  ---------------  --------------

Net income available to Common
   Stockholders                      $       9,201  $       5,318  $        15,883  $        8,189
                                     =============  =============  ===============  ==============

Net Income per share:
   Basic                             $        0.14  $        0.15  $          0.25  $         0.29
   Diluted                           $        0.13  $        0.11  $          0.23  $         0.20

Shares used in net income per share calculations:
   Basic                                    65,438         34,777           63,717          28,350
   Diluted                                  70,656         60,125           68,986          59,219




                                            See Notes to Consolidated Financial Statements.



                              E-TEK Dynamics, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                           January 1,             June 30,
                                              2000                  1999
                                       -----------------   -------------------
                                         (Unaudited)            (Audited)
                               ASSETS

  Current assets:
     Cash and cash equivalents         $       177,037     $          55,090
     Accounts receivable                        46,398                29,831
     Inventories                                49,036                20,367
     Deferred tax assets                        13,649                13,542
     Other current assets                        5,165                 3,542
                                     -----------------   -------------------
           Total current assets                291,285               122,372

  Property and equipment, net                   87,749                61,874
  Long-term investments                         15,416                11,665
  Goodwill and other intangibles, net           82,218                34,585
                                       -----------------   -------------------
           Total assets                $       476,668     $         230,496
                                       =================   ===================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                  $        32,940     $          17,762
     Accrued liabilities                        28,458                26,352
     Income taxes payable                        6,971                 4,337
     Current portion of capital
        lease obligations                        1,327                 1,277
     Current portion of long-term debt          10,167                 6,101
                                       -----------------   -------------------
           Total current liabilities            79,863                55,829
  Capital lease obligations,
     net of current portion                      1,616                 2,281
  Long-term debt, net of current portion        22,949                19,232
  Deferred income taxes                         18,802                 3,481
                                       -----------------   -------------------
           Total liabilities                   123,230                80,823
                                       -----------------   -------------------


  Stockholders' equity:
     Preferred Stock, $0.01 par value,
        25,000 shares authorized, none issued
        and outstanding                              -                     -
     Common stock, $0.001 par value,
        300,000 shares authorized, 67,915 and
        62,054 shares issued and outstanding,
        respectively                               68                     63
     Additional paid-in capital               401,017                216,124
     Notes receivable from stockholders        (9,638)               (11,454)
     Deferred compensation                     (2,801)                (3,805)
     Distribution in excess of
        net book value                        (83,901)               (83,901)
     Retained earnings                         48,529                 32,646
     Cumulative translation adjustment            164                      -
                                     -----------------   -------------------
           Total stockholders' equity         353,438                149,673
                                     -----------------   -------------------
           Total liabilities and
              stockholders' equity    $       476,668      $         230,496
                                     =================   ===================

                 See Notes to Consolidated Financial Statements.

                              E-TEK Dynamics, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                      Six Months Ended
                                               Jan.1,                  Jan.1,
                                                2000                    1999
                                       ----------------------------------------

Cash flows from operating activities:
  Net income                        $            15,882     $            12,071
  Adjustments to reconcile
     net income to net cash provided
     by operating activities:
     Depreciation and amortization               22,623                   5,303
     Stock compensation expense                     350                     752
     Imputed interest income                        (79)                   (482)
     Purchased in-process research
       and development                            1,630                       -
     Changes in assets and liabilities:
        Accounts receivable                     (13,109)                 (6,397)
        Inventories                             (24,583)                 (6,544)
        Deferred income taxes                        24                       -
        Other current assets                       (983)                   (468)
        Accounts payable                         12,350                   1,920
        Accrued liabilities                      (2,008)                  9,019
        Income taxes payable                      2,633                     562
                                     ------------------     -------------------
            Net cash provided by
               operating activities              14,730                  15,736
                                     ------------------     -------------------

  Cash flows from investing activities:
     Additions to property and equipment        (28,408)                (16,794)
     Long-term investments                       (3,001)                      -
     Payment from (advance to) joint venture       -                      7,000
     Acquisition of Fibx, net of cash received  (12,550)                      -
     Acquisition of Kaifa, net of cash received (10,551)                      -
                                      ------------------     -------------------
            Net cash used in investing
                activities                      (54,510)                 (9,794)
                                      ------------------     ------------------

  Cash flows from financing activities:
     Repurchase of Common Stock                      (3)                      -
     Proceeds from issuance of Common Stock, net      -                  43,616
     Proceeds from secondary offering, net      146,990                       -
     Proceeds from exercise of Common
        Stock Options                             5,406                       -
     Proceeds from Employee
        Stock Purchase Plan                       1,970                       -
     Principal payments on capital
        lease obligations                          (615)                   (627)
     Principal repayments on notes
        receivable from stockholders              2,530                       -
     Borrowings on short-term debt                  269                       -
     Payments on short-term debt                   (898)                      -
     Borrowings on long-term debt                10,000                  13,330
     Payments on long-term debt                  (4,083)                 (3,282)
     Other, net                                     161                       -
                                     ------------------     -------------------
            Net cash provided by
               financing activities             161,727                  53,037
                                     ------------------     -------------------

  Net increase in cash and
      cash equivalents                          121,947                  58,979
  Cash and cash equivalents at
      beginning of period                        55,090                  21,918
                                     ------------------     -------------------
  Cash and cash equivalents at
      end of period                 $           177,037   $              80,897
                                     ==================     ===================

  Supplemental disclosure of cash flow information:
  Interest paid                     $            1,038    $                 599
  Income taxes paid                 $            7,041    $               7,485

                 See Notes to Consolidated Financial Statements.

                              E-TEK Dynamics, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Basis of Presentation

The accompanying unaudited financial data as of January 1, 2000 and January 1, 1999 and for the quarter and six month periods ended January 1, 2000 and January 1, 1999, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Registration Statement on Form S-1 declared effective on August 11, 1999.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of January 1, 2000 and for the 3 month and 6 month periods (as applicable) ended January 1, 2000 and January 1, 1999, have been made. The results of operations for the period ended January 1, 2000 are not necessarily indicative of the operating results for the full year.

2. Inventories

The components of inventories consist of the following (in thousands):


                                                 Jan.1,                June 30,
                                                 2000                   1999
                                      ------------------     ------------------

       Raw materials...................         $20,816                $10,613
       Work in process.................          20,267                  7,577
       Finished goods..................           7,953                  2,177
                                      ------------------     ------------------
                                                $49,036                $20,367
                                      ==================     ==================


3.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                         Quarter Ended        Six Months Ended

                                       Jan. 1,     Jan.1,    Jan. 1,     Jan.1,
                                        2000        1999      2000        1999
                                       -------    ------   ---------  ---------

Numerator:
   Net income...................      $ 9,201     $ 6,800   $ 15,883   $ 12,071
   Convertible Preferred Stock
     accretion....................        -         1,482          -      3,882
                                   -----------   ----------  -------- ---------
   Net income available to Common
     Stockholders (Basic)........       9,201       5,318     15,883      8,189
   Convertible Preferred Stock
     accretion....................        -         1,482          -      3,882
                                     ---------   ---------  --------- ---------
   Net income available to Common
     Stockholders and Assumed
     Conversions (Diluted)........    $ 9,201     $ 6,800   $ 15,883   $ 12,071
                                     =========   =========   ======= ==========
Denominator:
   Denominator for basic earnings per
     share-weighted average
     common shares...................  65,438      34,777     63,717     28,350
   Effect of dilutive securities
     Common Stock options.............  2,891       1,592      2,747      1,361
   Unvested Common Stock subject
     to repurchase................      2,327       4,782      2,522      4,975
   Convertible Preferred Stock........      -      18,974          -     24,533
                                    ---------    ---------   ---------  -------
   Denominator for dilutive earnings per
     share-adjusted weighted average
     common shares and
     assumed conversions.............   70,656     60,125     68,986     59,219

Basic earnings per share............     $0.14      $0.15      $0.25      $0.29
                                     ---------- ---------  ---------- ---------
Diluted earnings per share.......        $0.13      $0.11      $0.23      $0.20
                                    ---------- ----------  --------- ----------

4.       Comprehensive income

Comprehensive income for the quarter ended January 1, 2000 was $9,081,000.

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

6.  Subsequent Events

On January 17, 2000, we announced the signing of an Agreement and Plan of Reorganization and Merger between E-TEK Dynamics, Inc. and JDS Uniphase Corporation. Upon completion of this transaction, our stockholders will receive
1.1 shares of JDS Uniphase common stock for each share of E-TEK common stock they own, and we will become a wholly-owned subsidiary of JDS Uniphase. Completion of the transaction is subject to the approval of our stockholders, as well as customary closing conditions and regulatory approvals. Accordingly there can be no assurance that the transaction will be completed. On January 19, 2000, we filed the press release announcing the transaction and the merger agreement as exhibits to Form 8-K. Those documents contain the specific terms and conditions of the transaction. More information about JDS Uniphase is available in their reports to the Securities and Exchange Commission, which are on the Internet at www.sec.gov. Those reports include a Form 8-K filed January 18, 2000 by JDS Uniphase, with unaudited pro forma condensed combined consolidated financial statements showing E-TEK and JDS Uniphase on a combined pro forma basis for certain periods.


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

Overview

We design, manufacture and sell high quality fiber optic components, modules and subsystems for optical networks. Optical networks are being deployed by telecommunications service providers like AT&T and MCI WorldCom to address the demand for applications such as Internet access, e-mail, and electronic commerce that require high capacity, high speed data transmission. Our products are designed into optical systems built for these service providers' networks by telecommunications equipment manufacturers. Our products guide, route or amplify the light signals which transmit data within an optical network, in both terrestrial and and undersea networks as well as in metropolitan area and cable networks.

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

The fiber optic component industry is characterized by rapidly declining average selling prices and increasing unit volumes. These price declines have had an adverse affect on our gross margins.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net revenues represented by certain items reflected in our Consolidated Statement of Operations:


                                 Quarter ended               Six Months ended
                                 -------------               ----------------
                               Jan. 1,     Jan. 1,         Jan. 1,      Jan. 1,
                                2000        1999            2000          1999
                                ----        ----            ----          ----

Net revenues                   100.0%      100.0%           100.0%       100.0%
Cost of goods sold........      50.4        48.7             50.2         48.6
                         ------------  ------------    ------------  ----------
     Gross profit...........    49.6        51.3             49.8         51.4
                         -------------  -----------    -----------  ----------
Operating expenses:
     Research and
       development........       8.7         8.4              8.5          8.8
     Selling, general and
       administrative.......... 11.8        14.9             12.2         15.6
     Purchased in-process
       R&D....................   0.0         0.0              1.2          0.0
     Amortization of
       intangibles............. 11.5         0.0             11.0          0.0
                            ---------  ------------   ------------  -----------
          Total operating
           expenses.........    32.0        23.3             32.9         24.4
                            ----------  -----------      ---------  -----------
Operating income..........      17.6        28.0             16.9         27.0
Interest income................  3.3         2.1              3.0          2.0
Interest expense............... (0.4)       (0.8)            (0.6)        (1.0)
                         ------------  ------------     -----------  ----------
Income before income taxes..... 20.5        29.3             19.3         28.0
Provision for income taxes...    7.8        11.7              7.3         11.2
                          -----------  -----------       ----------  ----------
Net income.................     12.7%       17.6%            12.0%        16.8%
                         ------------  ------------       ----------  ---------

Quarters Ended January 1, 2000 and January 1, 1999

Net Revenues

Net revenues increased 87.2% to $72.5 million in the second quarter of fiscal 2000 from $38.7 million in the second quarter of fiscal 1999. The revenue increase was primarily due to increased shipments of our Wavelength Division Multiplexer components, modules and subsystems (WDMs), couplers and micro-optic integrated components (MOICs). WDMs accounted for the majority of our total revenues and this is expected to continue for the remainder of fiscal 2000. We also increased revenues from new customers in the optical systems market, particularly those focused on the metropolitan, access and cable markets. Customers continue to demand a wide variety of wavelengths with more difficult filter and packaging specifications. This may decrease our usable filter supply and affect our ability to ship products and generate revenues. In addition, our customers are requesting higher levels of integration, such as packaging WDM devices into modules, which may impact our ability to build and ship products and generate revenues.

Gross Profit

Gross profit increased 80.9% to $35.9 million for the second quarter of fiscal 2000 from $19.9 million in the second quarter of fiscal 1999. Cost of goods sold consists of raw material costs, direct labor costs, warranty costs, royalties and overhead related to our manufacturing operations. Gross profit margins declined from 51.3% to 49.6% between these periods due to declining average selling prices (ASPs) and increased costs associated with expansion of our manufacturing capacity in San Jose and the integration of our recent acquisitions. In January 2000 we expanded into an additional 80,000 square foot manufacturing facility in San Jose, California. We expect growth and integration to continue to have an adverse affect on our margins until we can absorb the additional manufacturing capacity through increased revenues. Also, as more people are hired to meet increased unit volumes, the manufacturing yield and quality may decline, which may have an adverse impact on our margins. We also expect the decline in ASPs to continue in the future.

Research and Development Expenses

Research and development expenses consist of compensation costs for personnel, depreciation of equipment, and prototype materials. Research and development expenses were $6.3 million for the second quarter of fiscal 2000 representing 8.7% of net revenues. This represents a 93.8% increase over the second quarter of fiscal 1999 research and development expenses of $3.3 million or 8.4% of revenues.  The  increase  was  primarily  due to the  increase in  research  and development personnel and material costs. We expect that research and development expenses will continue to increase in absolute dollars for the remainder of fiscal 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation costs for personnel, sales commissions, travel expenses, marketing programs, professional services, accounting, human resources, executive management and consulting. Selling, general and administrative expenses were $8.5 million for the second quarter of fiscal 2000, representing 11.8% of net revenues. This represents a 48.2% increase over selling, general and administrative expenses for the second quarter of fiscal 1999 of $5.8 million or 14.9% of net revenues. The increase in absolute dollars of expenditures over this period reflected the hiring of additional selling, marketing and administrative personnel, increased commissions paid on higher revenues, and increased promotional expenses. We anticipate that our selling, general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2000.

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $8.3 million in the second quarter of fiscal 2000 due to the intangible assets generated from our acquisitions of Kaifa, ElectroPhotonics, and FibX, all of which were accounted for as purchases.

Interest Income and Interest Expense

Our interest income was approximately $2.4 million for the second quarter of fiscal 2000, which represents an increase of $1.6 million from the second quarter of fiscal 1999. The increase in interest income was the result of higher investment balances obtained from our follow-on public offering of our stock in August 1999, that generated $147.0 million in cash, net of transaction costs. Interest expense, incurred on borrowings secured by our property and equipment, and on capital leases, was $0.4 million for the second quarter of fiscal 2000.

Provision for Income Taxes

Our combined federal and state income tax provision was 38% for the second quarter of fiscal 2000, slightly lower than the 40% tax provision rate for fiscal 1999. The higher rate for fiscal 1999 is due to a permanent tax difference resulting from our purchase of ElectroPhotonics. Our future tax rate may be adversely affected by acquisition related activities.

Six Months Ended January 1, 2000 and January 1, 1999

Net Revenues

Net revenues increased 85.4% from $71.7 million for the six months ended January 1, 1999 to $132.8 million for the six months ended January 1, 2000. The increase in net revenues reflected higher shipments of our WDMs, Couplers, and MOICs.

Gross Profit

Gross profit increased 79.5% from $36.8 million for the six months ended January 1, 1999 to $66.1 million for the six months ended January 1, 2000. Gross profit margins declined from 51.4% to 49.8% during these periods, primarily due to declining ASPs and the additional costs associated with the expansion of our manufacturing capacity.

Research and Development Expenses

Research and development expenses increased 77.2% from $6.3 million for the six months ended January 1, 1999, which represented 8.8% of revenues, to $11.2 million for the six months ended January 1, 2000, which represented 8.5% of revenues. The increase was primarily due to the hiring of additional personnel and higher material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 44.8% from $11.1 million for the six months ended January 1, 1999 which represented 15.6% of revenues, to $16.1 million for the six months ended January 1, 2000, which represented 12.2% of revenues. The increase in absolute dollars of expenditures over this period reflected the hiring of additional selling, marketing and administrative personnel, increased commissions paid on higher revenues, and increased promotional expenses.

Interest Income and Interest Expense

Interest income increased from $1.4 million in the six months ended January 1, 1999 to $4.0 million in the six months ended January 1, 2000, primarily due to the higher level of investment balances from the cash received on the follow-on stock offering in August 1999. Interest expense increased from $0.6 million in the six months ended January 1,1999 to $0.8 million in the six months ended January 1, 1999, reflecting a higher level of borrowings.

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $14.6 million for the six months ended January 1, 2000, due to the intangible assets generated from our acquisitions of Kaifa, ElectroPhotonics, and FibX, all of which were accounted for as purchases.

Liquidity and Capital Resources

Since inception, we have financed operations and met our capital expenditure requirements primarily through cash flows from our operations, borrowings and equity financings. Our operating activities provided cash of $14.7 million for the six months ended January 1, 2000 as compared to $15.7 million for the six months ended January 1, 1999. Cash provided by operating activities is primarily the result of net income, depreciation and amortization expenses and accounts payable, offset in part by increases in accounts receivable and inventory, and decreases in accrued liabilities. At January 1, 2000 we had cash and cash equivalents of $177 million and working capital of $211.4 million.

Net cash used in investing activities was $54.5 million for the six months ended January 1, 2000 as compared to $9.8 million used in investing activities for the six months ended January 1, 1999. The net cash used in the six months ended January 1, 2000 related to capital expenditures and to the Kaifa and FibX acquisitions.

Net cash provided by financing activities was $161.7 million for the six months ended January 1, 2000, as compared to $53.0 million for the six months ended January 1, 1999. Net cash provided by financing activities for the six months ended January 1, 2000 resulted primarily from net proceeds of approximately $147.0 million from our follow-on public offering.

Our cash is invested in short term taxable funds with a maximum duration of 120 days, and our debt instruments are all fixed rate instruments. Our invested cash may produce less income if interest rates fall. Currently, the majority of our international sales are U.S. dollar denominated. We could incur additional expenses due to exchange rate risk because many expenses relating to our international operations are denominated in foreign currencies. We have not entered into any currency hedging activities.

Year 2000 Compliance

We have not had any disruption to our computer programs or business as a result of year 2000 compliance. However, if our customers or suppliers encounter any year 2000 problems, our business could be disrupted as well.

Risk Factors

You should carefully consider these risk factors in addition to the other information in this Report. You should also consider the risk factors set forth in other documents filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 1999, and the Registration Statement on Form S-1 dated August 11, 1999. Any of these factors could have a material adverse impact on our business, financial condition and results of operations.

Our  proposed   merger  with  JDS  Uniphase   Corporation   involves  risks  and
uncertainties, and requires stockholder and regulatory approval.

On January 17, 2000, we announced the signing of an agreement with JDS Uniphase Corporation under which JDS Uniphase proposes to acquire E-TEK shares in a merger transaction. If this transaction closes, our stockholders will receive
1.1 shares of JDS Uniphase common stock for each share of E-TEK common stock they own, and we will become a wholly-owned subsidiary of JDS Uniphase. Completion of this proposed transaction is subject to the approval of our stockholders, as well as customary closing conditions and regulatory approvals. On January 19, 2000, we filed with the SEC a press release announcing the transaction and the merger agreement as exhibits to our Form 8-K. Those documents contain the specific terms and conditions of the transaction. There are no assurances that this proposed merger will occur, or that the performance of the combined company will be favorable to our stockholders, or that the pendency of the proposed merger will not have an adverse effect on us in the interim.

The success of the merger between E-TEK and JDS Uniphase may require, among other things, integration or coordination of different operational and management teams, as well as different business processes and infrastructures. Successful integration of the two companies will depend on a variety of factors, including the hiring and retention of key employees, management of geographically separate facilities, and the integration or coordination of different research and development and product manufacturing facilities. The diversion of management resources necessary to successfully complete this integration or coordination may temporarily adversely impact business operations.

It is not certain that JDS Uniphase and E-TEK can be successfully integrated in a timely manner or at all or that any of the anticipated benefits of the merger will be realized. Failure to do so could materially harm the business and operating results of the combined company. Also, neither JDS Uniphase nor E-TEK can assure you that the growth rate of the combined company will equal the historical growth rate experienced by JDS Uniphase and E-TEK.

Customer and employee uncertainty related to the merger could harm E-TEK.

Our customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by our customers could seriously harm the business of the combined company. In addition, existing and future strategic alliances that may be beneficial to our success may be adversely affected as a result of E-TEK becoming a wholly owned subsidiary of JDS Uniphase. Similarly, our employees may experience uncertainty about their future role with the combined company until or after specific integration plans are announced or executed. This may adversely affect our ability to attract and retain key management, marketing and technical personnel.

If a major customer delays, reduces or defers purchases, our revenues will decline.

We have depended on a small number of large customers for a substantial portion of our sales, and we expect this to continue for the foreseeable future. In the second quarter of fiscal 2000, our three largest customers and their related entities accounted for 56% of our revenues. Industry consolidation may reduce the number of potential customers and increase our dependence on a small number of customers.

Further, we do not have long-term contracts with many customers, and our existing contracts do not obligate our customers to buy material amounts of our products. In addition, we have recently signed contracts that require us to hold safety stock, which results in our holding inventory and not recognizing revenues until shipment. Therefore, sales in a particular period are difficult to predict and we may experience unforeseen decreases in purchases, cancellations of purchase orders or deferrals of purchases.

If sales of our wavelength division multiplexing products decline, our revenues will be materially reduced.

Sales of wavelength division multiplexing components, modules and subsystems accounted for over 50% of our revenues in the second quarter of fiscal 2000, and are expected to account for more than 50% of our total revenues in fiscal 2000. If sales of this product line decline, our overall revenues will be lower, which could result in operating losses. We may not be successful in taking steps to mitigate the risks associated with reduced demand for our existing products.

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

The increase in the number of WDM wavelengths, narrower spacing requirements and greater integration increases product complexity, which may adversely affect our yields and revenues.

The increased need for bandwidth is being satisfied by using more wavelengths with narrower spacing between each wavelength. Both of these trends (more wavelengths and tighter spacing) increase the complexity and variety of filters needed and the risk of lower yields. In addition, the trend towards increased integration from devices to modules, and to subsystems means that any missing wavelengths can delay shipment of the whole module or subsystem, which would have an adverse impact on our revenues. Furthermore, building more integrated products is more difficult, and could impact our ability to build and ship products and generate revenues. Other technologies that offer narrower wavelength spacing, such as array waveguide or fiber Bragg gratings, have been introduced to the market as an alternative to thin film filter WDMs. Acceptance of these products could aversely impact our revenues.

We may not be able to reduce our manufacturing costs sufficiently or plan our manufacturing expansion accurately.

We expect the price of our existing products to decline due to various factors, such as increased competition, including from companies with lower labor and production costs; a limited number of potential customers with significant bargaining leverage; introduction of new products by competitors; and greater economies of scale for higher volume manufacturers. To maintain our existing revenues, we must increase our unit volumes and our manufacturing capacity. Adding capacity increases our fixed costs and the levels of unit shipments we must achieve to maintain gross margins. As a result, if we are unable to increase our revenues or continuously reduce our manufacturing costs, our gross margins may decline and we could incur losses.

We are increasing our manufacturing capacity at our existing facilities in San Jose, California as well as pursuing the expansion of overseas manufacturing in Taiwan and China. Developing overseas manufacturing capabilities involves significant risks which could materially adversely affect our gross margins and revenues, including:

         Our inability to qualify a new manufacturing line for all of our customers;

         unanticipated cost increases;

         unavailability or late delivery of equipment;

         unforeseen environmental or engineering problems;

         personnel recruitment delays; and

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

Our stock price could fluctuate significantly due to our pending merger with JDS Uniphase, and to the unpredictability of our quarterly results.

Since the announcement on January 17, 2000 of our agreement to merge with JDS Uniphase, our stock price has fluctuated significantly. Our stock price may be affected by fluctuations in the price of JDS Uniphase shares and a higher level of speculative trading while the merger is pending approval.

Also, our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past and may fluctuate significantly in the future as a result of several factors, some of which are outside of our control. These factors include:

         the size and timing of customer orders;

         our ability to manufacture and ship our products on a timely basis;

         our ability to obtain sufficient supplies to meet our product manufacturing needs;

         our ability to meet customer product specifications and qualifications;

         long and unpredictable sales cycles of up to a year or more;

         our ability to sustain high levels of quality across all product lines;

         changes in our product mix;

         customer cancellations or delivery deferrals;

         seasonality of customer demand; and

         difficulties in collecting accounts receivable.

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

The fiber-optic component market is highly competitive, and we could lose sales to our competitors and our customers.

Many of our competitors have greater financial and other resources than us and they may be able to more quickly:

         respond to new technologies or technical standards;

         react to changing customer requirements and expectations;

         manufacture, market and sell current products;

         develop new products or technologies; and

         deliver competitive products at lower prices.

As a result of these factors, our customers could decide to purchase products from our competitors and reduce their purchases from us.

In addition, our competitors and our customers may acquire our suppliers and potential suppliers. Our customers may also develop their own internal sources of supply in competition with us. For example, Corning, one of our customers, has announced an expansion of its ability to produce thin film optical filters by a factor of ten, as well as the acquisition of Oak Industries, a maker of components used in WDM systems. Lucent Technologies, a customer of ours, has announced an investment in privately-held Horizon Photonics, Inc., a provider of automated manufacturing of passive optical components. Lucent has also commented publicly that it sells a large portion of its components on the merchant market in addition to supplying its own needs. Cisco Systems, an emerging player in WDM systems, has announced the acquisition of Pirelli Optical Systems and a strategic investment of $100 million in Pirelli's optical components and submarine optical transmission system businesses. In addition, Nortel Networks, one of our customers, has announced a $400 million investment in its optical networking and components business including a new facility for the fabrication of optical components.

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

Our strategy includes the acquisition and integration of additional companies' products, technologies and personnel. We have limited experience in acquiring outside businesses. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financings.

Integration of newly established or acquired businesses can be disruptive. There is no assurance that we will identify appropriate targets, will acquire such businesses on favorable terms, will obtain JDS Uniphase's consent for any proposed acquisitions, or will be able to integrate such organizations into our business successfully.

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

         government controls, which can delay sales or increase our costs;

         export licensing requirements and restrictions, which can delay or prevent sales;

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


Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on October 28, 1999. At the meeting, the stockholders elected Dr. Joseph W. Goodman to serve as a Class I Director until our Annual Meeting in 2002. The vote in favor of Dr. Goodman's election was 54,478,802, with 13,414 votes withheld. The proposal to reappoint PricewaterhouseCoopers LLC as our auditor was approved with a vote of 54,485,800 in favor; 1,870 against; and 4,546 abstaining.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
                        The following exhibit is filed herewith.

                           27.1 Financial data schedule

(b)      Reports on Form 8-K
                        We filed a report on Form 8-K on January 19, 2000, reporting the Agreement and Plan of Reorganization and Merger among JDS Uniphase Corporation, Rainbow Acquisition, Inc. and E-TEK Dynamics, Inc.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: January 31, 2000              By
                                          -----------------------
                                            /s/ Sanjay Subhedar
                                            Chief Operating Officer and Chief
                                            Financial Officer
                                            (Principal Financial Officer)