Form 10-Q
period 2000-04-01
E TEK DYNAMICS INC
filed 2000-05-12
CIK 1044007

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark one)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000


                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period             to
           from
                             ------------   -----------

                        Commission file number 000-25103

                              E-TEK Dynamics, Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                     59-2337308
           (State or other jurisdiction        (I.R.S. Employer
               of Incorporation or          Identification Number)
                  organization)


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

                           YES   X          NO
                                -----           -----

As of April 1, 2000, 68,001,398 shares of the Registrant's common stock were outstanding.

                              E-TEK Dynamics, Inc.

                                    FORM 10-Q
                                  April 1, 2000


                                      INDEX
                                                                 Page

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Operations for the Quarter
           and Nine Months Ended April 1, 2000 and April 2, 1999  3

           Consolidated Balance Sheets as of April 1, 2000 and
           June 30, 1999                                          4

           Consolidated Statements of Cash Flows for the Nine
           Months Ended April 1, 2000 and April 2, 1999           5

           Notes to Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    8

Part II.   Other Information

Item 1.    Legal Proceedings                                     21



Item 6.    Exhibits and Reports on Form 8-K                      21

Signatures                                                       21


Part I.        Financial Information

Item 1.        Financial Statements


                              E-TEK Dynamics, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                         Quarter Ended    Nine Months Ended
                                        ----------------- ------------------
                                        Apr. 1,  Apr. 2,  Apr. 1,   Apr. 2,
                                         2000     1999      2000     1999
Net revenues                          $ 90,628  $49,472  $223,435  $121,122
Cost of goods sold                      45,668   24,495   112,398    59,338
                                        -------- -------- --------- --------
  Gross profit                          44,960   24,977   111,037    61,784
                                        -------- -------- --------- --------

Operating expenses:
  Research and development               8,562    4,233    19,783    10,564
  Selling, general and administrative   10,423    7,065    26,561    18,208
  Purchased in-process research and
  development                                -        -     1,630        -
  Amortization of intangibles            8,325        -    22,915        -
                                        -------- -------- --------- --------
       Total operating expenses         27,310   11,298    70,889    28,772
                                        -------- -------- --------- --------

Operating income                        17,650   13,679    40,148   33,012
Interest income                          2,415    1,185     6,372    2,595
Interest expense                          (565)    (417)   (1,402)  (1,042)
                                        -------- -------- --------- --------

Income before income taxes              19,500   14,447    45,118   34,565
Provision for income taxes               7,410    5,779    17,145   13,826
                                        -------- -------- --------- --------

Net income                              12,090    8,668    27,973   20,739
Convertible preferred stock accretion        -        -         -    3,882
                                        -------- -------- --------- --------

Net income available to Common
  Stockholders                        $ 12,090   $8,668   $27,973  $16,857
                                        ======== ======== ======== ========

Net Income per share:
  Basic                               $   0.18     0.15      0.43     0.44
  Diluted                             $   0.17     0.14      0.40     0.34

Shares used in net income per share
Calculations:

  Basic                                 66,103   57,720    64,473   38,244
  Diluted                               71,848   63,719    70,107   60,910




                See Notes to Consolidated Financial Statements.

                              E-TEK Dynamics, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  April 1,     June 30,
                                                    2000         1999
                                                  ----------- -----------
                     ASSETS                       (Unaudited) (Audited)

 Current assets:
   Cash and cash equivalents                     $  185,415  $   55,090
   Accounts receivable, net                          55,156      29,831
   Inventories                                       62,188      20,367
   Deferred tax assets                               13,649      13,542
   Other current assets                               8,675       3,542
                                                  ----------- -----------
       Total current assets                         325,083     122,372

 Property and equipment, net                        103,804      61,874
 Long-term investments                               17,666      11,665
 Goodwill and other intangibles, net                 73,894      34,585
                                                  ----------- -----------
       Total assets                              $  520,447  $  230,496
                                                  =========== ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                              $   32,927  $   17,762
   Accrued liabilities                               32,464      26,352
   Income taxes payable                              19,215       4,337
   Current portion of capital lease obligations       1,353       1,277
   Current portion of long-term debt                 15,211       6,101
                                                  ----------- -----------
       Total current liabilities                    101,170      55,829
 Capital lease obligations, net of current
 portion                                              1,268       2,281
 Long-term debt, net of current portion              33,370      19,232
 Deferred income taxes                               18,802       3,481
                                                  ----------- -----------
       Total liabilities                            154,610      80,823
                                                  ----------- -----------


 Stockholders' equity:
   Preferred Stock, $0.01 par value, 25,000
   shares authorized, none issued and
   outstanding                                            -           -
   Common stock, $0.001 par value, 300,000
     shares authorized, 68,001 and 62,054 shares
     issued and outstanding, respectively                68          63
   Additional paid-in capital                       400,933     216,124
   Notes receivable from stockholders                (9,686)    (11,454)
   Deferred compensation                             (2,511)     (3,805)
   Distribution in excess of net book value         (83,901)    (83,901)
   Retained earnings                                 60,619      32,646
   Cumulative translation adjustment                    315           -
                                                  ----------- -----------
       Total stockholders' equity                   365,837     149,673
                                                  ----------- -----------
       Total liabilities and stockholders'
       equity                                    $  520,447  $  230,496
                                                  =========== ===========

               See Notes to Consolidated Financial Statements.

                              E-TEK Dynamics, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                  Nine Months Ended
                                                 Apr.1,       Apr. 2,
                                                  2000          1999
                                               -------------------------

 Cash flows from operating activities:
 Net income                                  $    27,973  $    20,739
 Adjustments to reconcile net income to net
   Depreciation and amortization                  36,250        8,382
   Stock compensation expense                        486        1,126
   Imputed interest income                           (79)        (721)
   Purchased in-process research and
   development                                     1,630            -
   Changes in assets and liabilities:
     Accounts receivable                         (21,867)     (10,639)
     Inventories                                 (37,736)     (10,599)
     Deferred income taxes                            24            -
     Other current assets                         (4,493)      (1,313)
     Accounts payable                             12,336        6,762
     Accrued liabilities                           1,998       10,260
     Income taxes payable                         14,878        2,748
                                               ------------  -----------
       Net cash provided by operating
       activities                                 31,400       26,745
                                               ------------  -----------

 Cash flows from investing activities:
   Additions to property and equipment           (49,766)     (30,373)
   Long-term investments                          (6,001)      (1,964)
   Payment from (advance to) joint venture             -        7,000
   Acquisition of FibX, net of cash received     (12,550)           -
   Acquisition of Kaifa, net of cash received    (10,551)           -
                                               -----------   -----------
       Net cash used in investing activities     (78,868)     (25,337)
                                               ------------  -----------

 Cash flows from financing activities:
   Proceeds from issuance of Common Stock, net         -       43,518
   Proceeds from secondary offering, net         146,990            -
   Proceeds from exercise of Common Stock          6,066            -
   Proceeds from Employee Stock Purchase Plan      1,970            -
   Principal payments on capital lease
   obligations                                      (937)        (953)
   Principal repayments on notes receivable
   from stockholders                               2,639        1,694
   Borrowings on short-term debt                     269            -
   Payments on short-term debt                      (898)           -
   Borrowings on long-term debt                   27,500       20,175
   Payments on long-term debt                     (6,118)      (4,017)
                                               ------------  -----------
       Net cash provided by financing
       activities                                177,481       60,417
                                               ------------  -----------

 Effect of exchange rate changes on cash             312            -
 Net increase in cash and cash equivalents       130,325       61,825
 Cash and cash equivalents at beginning of
 period                                           55,090       21,918
                                               ------------  -----------
 Cash and cash equivalents at end of period  $   185,415   $   83,743
                                               ============  ===========

 Supplemental disclosure of cash flow information:
 Interest paid                               $      1,648 $     1,020
 Income taxes paid                           $      2,585 $    11,078

                See Notes to Consolidated Financial Statements.

                              E-TEK Dynamics, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Basis of Presentation

The accompanying unaudited financial data as of April 1, 2000 and April 2, 1999 and for the quarter and nine month periods ended April 1, 2000 and April 2, 1999, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Registration Statement on Form S-1 declared effective on August 11, 1999.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of April 1, 2000 and for the 3 month and 9 month periods (as applicable) ended April 1, 2000 and April 2, 1999, have been made. The results of operations for the period ended April 1, 2000 are not necessarily indicative of the operating results for the full year.

2. Inventories

The components of inventories consist of the following (in thousands):


                                                  Apr.1,      June 30,
                                                   2000         1999
                                                -----------  -----------

    Raw materials...............................  $23,650      $10,613
    Work in process.............................   26,840        7,577
    Finished goods..............................   11,698        2,177
                                                -----------  -----------
                                                  $62,188      $20,367
                                                ===========  ===========


3.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                     Quarter Ended   Nine Months Ended
                                     -------------   -----------------

                                     Apr. 1,  Apr. 2, Apr. 1,  Apr. 2,
                                     -------  ------- -------- -------
                                       2000    1999     2000     1999
                                       ----    ----     ----     ----

Numerator:
  Net income.......................  $ 12,090 $ 8,668 $ 27,973 $ 20,739
  Convertible Preferred Stock
  accretion........................         -       -        -    3,882
                                     -------- ------- --------- --------
  Net income available to Common
   Stockholders (Basic)............    12,090   8,668   27,973   16,857
  Convertible Preferred Stock
   accretion.......................         -       -        -    3,882
                                     -------- ------- --------- --------
  Net income available to Common
   Stockholders and assumed
   Conversions (Diluted)...........  $ 12,090 $ 8,668 $ 27,973 $ 20,739
                                     ======== ======= ======== =========
Denominator:
  Denominator for basic earnings per
    share-weighted average common
    shares                             66,013  57,720   64,473   38,244
  Effect of dilutive securities
   Common Stock options............     3,878   2,280    3,294    1,772
   Unvested Common Stock subject
   to repurchase                        1,957   3,719    2,340    4,549
   Convertible Preferred Stock....          -       -        -   16,345
                                     -------- ------- --------- --------
  Denominator for dilutive earnings
  per share-adjusted weighted average
  common shares and assumed
  conversions......................    71,848  63,719   70,107   60,910

Basic earnings per share...........     $0.18   $0.15    $0.43    $0.44
                                     -------- ------- -------- ---------
Diluted earnings per share.........     $0.17   $0.14    $0.40    $0.34
                                     -------- ------- -------- ---------

4.    Comprehensive income

Comprehensive income for the quarter ended April 1, 2000 was $12,241,000, and for the nine months ended April 1, 2000 was $28,288,000.

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

6.  Subsequent Events

On January 17, 2000, we entered into an Agreement and Plan of Reorganization and Merger with JDS Uniphase Corporation. On April 2, 2000, we announced that we and JDS Uniphase had received requests for additional information and other documents from the Antitrust Division of the U.S. Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to our proposed merger with JDS Uniphase. Upon completion of this proposed transaction, our stockholders will receive 2.2 shares of JDS Uniphase common stock for each share of E-TEK common stock they own, and we will become a wholly-owned subsidiary of JDS Uniphase. Completion of the transaction is subject to the approval of our stockholders, as well as customary closing conditions and regulatory approvals. Accordingly, there can be no assurance that the transaction will be completed. On January 19, 2000, we filed the press release announcing the transaction and the merger agreement in a report on Form 8-K. Those documents contain the specific terms and conditions of the transaction. More information about JDS Uniphase is available in its reports to the Securities and Exchange Commission, which are on the Internet at www.sec.gov. Those reports include a Form 8-K filed on January 18, 2000 by JDS Uniphase, with unaudited pro forma condensed combined consolidated financial statements showing E-TEK and JDS Uniphase on a combined pro forma basis for certain periods.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding our proposed merger with JDS Uniphase, our future business results, relationships with customers and suppliers, and are subject to a number of risks and uncertainties, including risks relating to regulatory approvals of the merger, dependence on key customers and suppliers, and our ability to meet demand through production. Readers are referred to the Risk Factors section in this report, and to the risk factors set out in our Registration Statement on Form S-1 (File No. 333-83857), Annual Report on Form 10-K and the preliminary form of proxy statement contained in the Registration Statement on Form S-4 of JDS Uniphase Corporation (File No. 333-30240), which describe factors that could cause actual events to differ from those contained in the forward looking statements.

Overview

We design, manufacture and sell high quality fiberoptic components, modules and subsystems for optical networks. Optical networks are being deployed by telecommunications service providers like AT&T and MCI WorldCom to address the demand for applications such as Internet access, e-mail, and electronic commerce that require high capacity, high speed data transmission. Our products are designed into optical systems built for these service providers' networks by telecommunications equipment manufacturers. Our products guide, route or amplify the light signals which transmit data within an optical network, in both long-haul terrestrial and undersea networks, as well as in metropolitan area and cable networks.

Revenues from product sales are generally recognized at the time the product is shipped, with provisions established for new products, estimated product returns, and allowances. A relatively small number of customers have accounted for a significant portion of our revenues to date, and we expect that this trend will continue for the foreseeable future. This has historically resulted in uneven orders and fluctuating demand for our products.

The fiber optic component industry is characterized by rapidly declining average selling prices and increasing unit volumes. These price declines have had an adverse affect on our gross margins.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net revenues represented by certain items reflected in our Consolidated Statement of Operations:


                                        Quarter ended    Nine Months ended
                                      Apr. 1,  Apr. 2,    Apr. 1,  Apr. 2,
                                       2000      1999       2000     1999
                                       ----      ----       ----     ----
Net revenues........................    100.0%   100.0%     100.0%    100.0%
Cost of goods sold..................     50.4     49.5       50.3      49.0
                                     --------- ---------- --------- ---------
   Gross profit.....................     49.6     50.5       49.7      51.0
                                     --------- ---------- --------- ---------
Operating expenses:
   Research and development.........      9.4      8.6        8.9       8.7
   Selling, general and administrative   11.5     14.3       11.9      15.0
   Purchased in-process R&D.........      0.0      0.0        0.7       0.0
   Amortization of intangibles......      9.2      0.0       10.2       0.0
                                     --------- ---------- --------- ---------
      Total operating expenses......     30.1     22.9       31.7      23.7
                                     --------- ---------- --------- ---------
Operating income....................     19.5     27.6       18.0      27.3
Interest income.....................      2.6      2.4        2.8       2.1
Interest expense....................     (0.6)    (0.8)      (0.6)     (0.9)
                                     --------- ---------- --------- ---------
Income before income taxes..........     21.5     29.2       20.2      28.5
Provision for income taxes..........      8.2     11.7        7.7      11.4
                                     --------- ---------- --------- ---------
Net income..........................     13.3%    17.5%      12.5%     17.1%
                                     --------- ---------- --------- ---------

Quarters Ended April 1, 2000 and April 2, 1999

Net Revenues

Net revenues increased 83.2% to $90.6 million in the third quarter of fiscal 2000, from $49.5 million in the third quarter of fiscal 1999. The revenue increase was primarily due to increased shipments of products for dense wavelength division multiplexing systems, optical amplifiers, and optical modules. The WDM product family accounted for the majority of our total revenues, and this is expected to continue for the remainder of fiscal 2000. We also increased revenues from new customers in the optical systems market particularly those focused on the ultra long-haul, metropolitan, access, and cable markets. Customers continue to demand a wide variety of wavelengths with more difficult filter and packaging specifications. This may decrease our usable filter supply and affect our ability to ship products and generate revenues. In addition, our customers are requesting higher levels of integration, such as packaging WDM devices into modules and subsystems, which may impact our ability to build and ship products and generate revenues.

Gross Profit

Gross profit increased 80.0% to $45.0 million for the third quarter of fiscal 2000 from $25.0 million in the third quarter of fiscal 1999. Cost of goods sold consists of raw material costs, direct labor costs, warranty costs, royalties and overhead related to our manufacturing operations. Gross profit margins declined from 50.5% to 49.6% between these periods due to declining average selling prices (ASPs) and increased costs associated with expansion of our manufacturing capacity in San Jose, California, including a new manufacturing training center. These costs are partially offset through higher unit shipments. In March 2000, we signed an agreement for the development and lease of a new facility in Shenzhen, China, aggregating an additional 320,000 square feet. We expect our growth and expansion plans in San Jose, California, China, and elsewhere in Asia to continue to have an adverse effect on our margins until we can absorb the additional manufacturing capacity through increased revenues. Also, as more people are hired to meet increased unit volumes, the manufacturing yield and quality may decline, which may have an adverse impact on our margins. We also expect the decline in ASPs to continue in the future.

Research and Development Expenses

Research and development (R&D) expenses consist of compensation costs for personnel, depreciation of equipment, and prototype materials. Research and development expenses were $8.6 million for the third quarter of fiscal 2000 representing 9.4% of net revenues. This represents a 102.3% increase over the third quarter of fiscal 1999 R&D expenses of $4.2 million or 8.6% of net revenues. The increase was primarily due to the increase in R&D personnel and material costs. We expect that R&D expenses will continue to increase in absolute dollars for the remainder of fiscal 2000 as we invest in expanding and enhancing our product lines, although such expenses may vary as a percentage of net revenues in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation costs for personnel, sales commissions, travel expenses, marketing programs, trade shows, professional services, accounting, human resources, executive management and consulting. Selling, general and administrative expenses were $10.4 million for the third quarter of fiscal 2000, representing 11.5% of net revenues. This represents a 47.5% increase over selling, general and administrative expenses for the third quarter of fiscal 1999 of $7.1 million or 14.3% of net revenues. The increase in absolute dollars of expenditures over this period reflected the hiring of additional selling, marketing and administrative personnel, increased commissions paid on higher revenues, and increased promotional expenses. We anticipate that our selling, general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2000, although such expenses may vary as a percentage of net revenues in future periods.

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $8.3 million in the third quarter of fiscal 2000 due to the amortization of intangible assets generated from our acquisitions of Kaifa, ElectroPhotonics, and FibX, all of which were accounted for as purchases.

Interest Income and Interest Expense

Our interest income was approximately $2.4 million for the third quarter of fiscal 2000, which represents an increase of $1.2 million from the third quarter of fiscal 1999. The increase in interest income was the result of higher investment balances obtained from our follow-on public offering of our stock in August 1999, that generated $147.0 million in cash, net of transaction costs. Interest expense, incurred on borrowings collateralized by our property and equipment, and on capital leases, was $0.6 million for the third quarter of fiscal 2000.

Provision for Income Taxes

Our combined federal and state income tax provision was 38% for the third quarter of fiscal 2000, slightly lower than the 40% tax provision rate for fiscal 1999. The higher rate for fiscal 1999 is due to a permanent tax difference resulting from our purchase of ElectroPhotonics. Our future tax rate may be adversely affected by acquisition related activities.

Nine Months Ended April 1, 2000 and April 2, 1999

Net Revenues

Net revenues increased 84.5% from $121.1 million for the nine months ended April 2, 1999 to $223.4 million for the nine months ended April 1, 2000. The increase in net revenues reflected higher shipments of products for dense wavelength division multiplexing systems, optical amplifiers, and optical modules.

Gross Profit

Gross profit increased 79.7% from $61.8 million for the nine months ended April 2, 1999 to $111.0 million for the nine months ended April 1, 2000. Gross profit margins declined from 51.0% to 49.7% during these periods, primarily due to declining ASPs and the additional costs associated with the expansion of our manufacturing capacity. These costs are partially offset through higher unit shipments.

Research and Development Expenses

Research and development expenses increased 87.3% from $10.6 million for the nine months ended April 2, 1999, which represented 8.7% of revenues, to $19.8 million for the nine months ended April 1, 2000, which represented 8.9% of revenues. The increase was primarily due to the hiring of additional personnel and higher material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 45.9% from $18.2 million for the nine months ended April 2, 1999 which represented 15.0% of revenues, to $26.6 million for the nine months ended April 1, 2000, which represented 11.9% of revenues. The increase in absolute dollars of expenditures over this period reflected the hiring of additional selling, marketing and administrative personnel, increased commissions paid on higher revenues, and increased promotional expenses.

Interest Income and Interest Expense

Interest income increased from $2.6 million in the nine months ended April 2, 1999 to $6.4 million in the nine months ended April 1, 2000, primarily due to the higher level of investment balances from the cash received on the follow-on stock offering in August 1999. Interest expense increased from $1.0 million in the nine months ended April 2,1999 to $1.4 million in the nine months ended April 1, 2000, reflecting a higher level of borrowings.

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $22.9 million for the nine months ended April 1, 2000, due to the amortization of intangible assets generated from our acquisitions of Kaifa, ElectroPhotonics, and FibX, all of which were accounted for as purchases.

Liquidity and Capital Resources

Since inception, we have financed operations and met our capital expenditure requirements primarily through cash flows from our operations, borrowings and equity financing. Our operating activities provided cash of $31.4 million for the nine months ended April 1, 2000 as compared to $26.7 million for the nine months ended April 2, 1999. Cash provided by operating activities is primarily the result of net income, depreciation and amortization expenses and accounts payable, offset in part by increases in accounts receivable and inventory, and decreases in accrued liabilities. On April 1, 2000, we had cash and cash equivalents of $185.4 million and working capital of $223.9 million.

Net cash used in investing activities was $78.9 million for the nine months ended April 1, 2000 as compared to $25.3 million used in investing activities for the nine months ended April 2, 1999. The net cash used in the nine months ended April 1, 2000 related primarily to capital expenditures, to the Kaifa and FibX acquisitions, and to other long-term investments.

Net cash provided by financing activities was $177.8 million for the nine months ended April 1, 2000, as compared to $60.4 million for the nine months ended April 2, 1999. Net cash provided by financing activities for the nine months ended April 1, 2000 resulted primarily from net proceeds of approximately $147.0 million from our follow-on public offering.

Our cash is invested in short-term taxable funds with a maximum duration of 120 days, and our debt instruments are all fixed rate instruments. Our invested cash may produce less income if interest rates fall. Currently, the majority of our international sales are U.S. dollar denominated. We could incur additional expenses due to exchange rate risk because many expenses relating to our international operations are denominated in foreign currencies. We have not entered into any currency hedging activities.

Year 2000 Compliance

We have not had any disruption to our computer programs or business as a result of year 2000 problems. However, if our customers or suppliers encounter any year 2000 problems, our business could be disrupted as well.

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

On January 17, 2000, we announced the signing of an agreement with JDS Uniphase Corporation under which JDS Uniphase proposes to acquire E-TEK shares in a merger transaction. If this transaction closes, our stockholders will receive
2.2 shares of JDS Uniphase common stock for each share of E-TEK common stock they own, and we will become a wholly owned subsidiary of JDS Uniphase.
Completion of this proposed transaction is subject to the approval of our stockholders, as well as customary closing conditions and regulatory approvals. On January 19, 2000, we filed with the SEC a press release announcing the transaction and the merger agreement as exhibits to our Form 8-K. Those documents contain the specific terms and conditions of the transaction. On April

2, 2000, we announced that we and JDS Uniphase had received requests for additional information and other documentary material from the Antitrust Division of the U.S. Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no assurance that this proposed merger will occur, or that the performance of the combined company will be favorable to our stockholders, or that the pendency of the proposed merger will not have an adverse effect on us in the interim.

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

It is not certain that JDS Uniphase and E-TEK can be successfully integrated in a timely manner, or at all, or that any of the anticipated benefits of the merger will be realized. Failure to do so could materially harm the business and operating results of the combined company. Also, neither JDS Uniphase nor E-TEK can assure you that the growth rate of the combined company will equal the historical growth rate experienced by JDS Uniphase and E-TEK.

Customer and employee uncertainty related to the merger could harm E-TEK.

Our customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by our customers could seriously harm the business of the combined company. In addition, existing and future strategic alliances that may be beneficial to our success may be adversely affected as a result of E-TEK becoming a wholly-owned subsidiary of JDS Uniphase. Similarly, our employees may experience uncertainty about their future role with the combined company until or after specific integration plans are announced or executed. This may adversely affect our ability to attract and retain key management, marketing, and technical personnel.

If a major customer delays, reduces or defers purchases, our revenues will decline.

We have, to date, depended on a small number of large customers for a substantial portion of our sales, and we expect this to continue for the foreseeable future. In the third quarter of fiscal 2000, our three largest customers and their related entities accounted for 54% of our revenues. Industry consolidation may reduce the number of potential customers and increase our dependence on a small number of customers.

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

Sales of wavelength division multiplexing components, modules and subsystems accounted for over 50% of our revenues in the third quarter of fiscal 2000, and are expected to account for more than 50% of our total revenues in fiscal 2000. If sales of this product line decline, our overall revenues will be lower, which could result in operating losses. We may not be successful in taking steps to mitigate the risks associated with reduced demand for our existing products.

If we cannot obtain an adequate supply of raw materials or equipment, our product revenues may decline.

We use many raw materials and sub-components that are in short supply, and in some cases from sole sources. These range from basic items such as connectors and fiber, to more complex items such as specialized crystals, glass lenses, and thin film filters. For example, we have previously experienced, and continue to experience, shortages of thin-film filters, which has limited our ability to ship products and generate revenues.

We depend on a limited number of suppliers for other key materials and equipment, some of which are sole sources. Delivery delays, quality problems and price increases could hurt our ability to supply our customers with products in a timely manner, which could cause our shipments and revenues to decline. We have a limited number of long term agreements with our suppliers, and there is an increasing number of new entrants in our industry who are placing further demands on our suppliers. If our suppliers do not invest in additional capacity and ramp up their operations in accordance with industry growth, and if we are not successful in identifying and qualifying additional sources of supply, we may not be able to meet our customers' demands for greater volumes of products. Some of our suppliers are also competitors of ours. In addition, some of our competitors may be able to draw upon internal sources of raw material or sub-component supply. Thus, our access to supplies may be decreased, and our cost of supplies may increase as a result of actions by our competitors.

The increase in the number of WDM wavelengths, narrower spacing requirements and greater integration increases product complexity, which may adversely affect our yields, revenues, and inventory levels.

The increased need for bandwidth is being satisfied by using more wavelengths with narrower spacing between each wavelength. Both of these trends (more wavelengths and tighter spacing) increase the complexity and variety of filters needed and the risk of lower yields. In addition, the trend towards increased integration from devices to modules, and to subsystems means that any missing wavelengths, raw materials, or sub-components can delay shipment of the whole module or subsystem, which would have an adverse impact on our revenues. Furthermore, building more integrated products is more difficult, and could impact our ability to build and ship products and generate revenues.

All these trends also cause us to carry a greater range and value of inventory, which in turn substantially increase the risks of excess and obsolescence, and therefore may adversely impact our gross profit margins.

Other technologies that offer narrower wavelength spacing, such as arrayed wave guides or fiber Bragg gratings, have been introduced to the market as an alternative to thin film filter WDMs. Acceptance of these products could adversely impact our revenues.

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

We are increasing our manufacturing capacity at our existing facilities in San Jose, California, as well as pursuing the expansion of overseas manufacturing in China and elsewhere in Asia. Developing overseas manufacturing capabilities involves significant risks, which could materially adversely affect our gross margins and revenues, including:

      Our inability to qualify a new manufacturing line for all of our customers;

      Unanticipated cost increases;

      Unavailability or late delivery of equipment;

      Shortage of raw materials;

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

We are also working on the automation of manufacturing processes and related equipment in order to lower costs through improved yields and reduced cycle time. Delays in implementation may reduce our ability to meet demand and have an adverse effect on our gross profit margins.

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

      Our ability to maintain acceptable yields in manufacturing;

      Long and unpredictable sales cycles of up to a year or more;

      Our ability to sustain high levels of quality across all product lines;

      Changes in our product mix;

      The successful introduction of new products;

      Customer cancellations or delivery deferrals;

      Seasonality of customer demand; and

      Difficulties in collecting accounts receivable.

Due to these factors, results are difficult to predict, and you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors.

If we do not achieve our planned revenues, we could incur operating losses because our expenses are fixed in the short term.

We commit to capital expenditures and increases in capacity in anticipation of a level of customer orders that may vary over multiple quarters. Our expenditures are largely based on anticipated future sales and a significant portion of our expenses is fixed in the short term. If anticipated levels of customer orders are not received, we may not be able to reduce our expenses quickly enough to prevent a decline in our gross margins and operating income.

The fiberoptic component industry is highly competitive, and we could lose sales to our competitors and our customers.

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

In addition, our competitors and our customers may acquire our suppliers and potential suppliers. Further, several of our largest customers also manufacture and sell products that are competitive to ours, and have announced that they are increasing the development of their own internal sources of supply in competition with us.

For example, Corning has announced an expansion of its ability to produce thin film optical filters by a factor of ten, as well as the acquisition of Oak Industries, a maker of components used in WDM systems. On February 14, 2000, Corning announced it was forming a new venture with Samsung Electronics to mass-produce DWDM packaged components "using revolutionary robotics and other automation developed by Samsung in key manufacturing steps currently done manually." On February 14, Corning also announced that it was acquiring NetOptix for $2 billion in stock in order to "make a leap forward in [its] ability to provide DWDM passive components." NetOptix produces thin film filters for use in DWDM components. Corning has also announced acquisitions of optical cable and passive components businesses from Siemens and technology from the British Telecommunications Photonics Technology Research Center.

Lucent Technologies has announced an investment in privately-held Horizon Photonics, Inc., a provider of automated manufacturing of passive optical components. Lucent has also commented publicly that it sells a large portion of its components on the merchant market in addition to supplying its own needs. On February 15, 2000, Lucent Technologies Microelectronics Group announced a $30 million investment to expand its optoelectronics components operations. This investment is expected to result in a four-fold increase in Lucent's output of optical components in 2000. On February 22, 2000, Lucent announced that it was forming a joint venture with DiCon Fiberoptics, Inc., a company based in
Berkeley, California, that is a "leading supplier of passive optical components," and a significant competitor in thin film filter-based WDMs.

In addition, Nortel Networks announced in November 1999 a $400 million investment in its optical networking and components business including a new facility for the fabrication of optical components. On February 14, 2000, Nortel announced that it was investing an additional $260 million (on top of its previously announced $400 million investment) to expand its optical network and component manufacturing facilities. On March 14, 2000, Nortel announced an agreement to acquire Xros, a leader in photonic switching, for US$3.25 billion in Nortel stock as "another key building block in Nortel Networks strategy to be the first-mover in delivering the all-optical Internet." On March 21, 2000, Nortel announced an agreement to acquire CoreTek, a pioneer in strategic optical components, for up to US$1.43 billion in Nortel stock. On May 5, 2000, Nortel announced that it will bring its various optical components businesses together to create a global high performance optical components powerhouse. Nortel stated that the new business entity, named High Performance Optical Components Solutions, will serve both Nortel Networks' industry leading optical Internet capabilities and the optical networking market at large.

Cisco Systems, an emerging player in WDM systems, has announced the acquisition of Pirelli Optical Systems and a strategic investment of $100 million in
Pirelli's  optical   components  and  submarine  optical   transmission   system
businesses.

If our new product introductions are delayed, or if our new products have defects, our revenues would be harmed and our costs could increase.

If we do not introduce and sell new products, we will not be able to replace more mature products with declining revenues or gross margins. Customers could decide to purchase components from our competitors, resulting in lost revenue over a longer term. We could also incur unanticipated costs if new product introductions are delayed or we need to fix defective new products.

Acquisitions and investments may adversely affect our business.

Our strategy includes the acquisition and integration of additional companies' products, technologies and personnel. We have limited experience in acquiring outside businesses. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financing.

Also, under the terms of the merger, we must obtain the consent of JDS Uniphase prior to any significant investments or acquisitions. There is no assurance that we will obtain JDS Uniphase's consent for any proposed acquisitions, which may adversely affect our ability to enter into strategic relationships.

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

If we are unable to hire and retain the necessary manufacturing, engineering, managerial, sales and marketing personnel, we may not be able to grow our revenues.

Our international sales could be delayed or could incur additional costs, which would lower their contribution to our gross profit.

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

Our recent expansion of our operations into other countries, such as Canada, Taiwan, and China, has increased the legal, tax and other business complexities that we must comply with. If we cannot comply with local regulations, we could incur unexpected costs and potential litigation. This expansion requires significant investments which could be adversely affected by exchange controls, currency fluctuations, nationalization, social and political risks, and other factors, depending on the countries in which we are investing in. Difficulties in non-U.S. financial markets and economies, and of non-U.S. financial institutions, could also adversely affect our expansion plans and investments. Our international operations could also cause our average tax rate to increase. We could also incur expenses due to the exchange rate risk because many expenses relating to our international operations are denominated in foreign currencies, while our revenues are in U.S. dollars.

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



Date: May 12, 2000        By
                                -----------------------
                          /s/ Sanjay Subhedar
                          Chief Operating Officer and Chief Financial Officer
                          (Principal Financial Officer)